Form 10-Q
period 1994-09-24
ACTION INDUSTRIES INC
filed 1994-11-08
CIK 2145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________

FORM 10-Q

/X/  QUARTERLY REPORT Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarter ended September 24, 1994

Commission File No. 1-6485
________________________________________________________________
                              or

/ / TRANSITION REPORT Under Section 13 or 15(d) of the Securities Exchange Act of 1934
________________________________________________________________

ACTION INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________

Pennsylvania
(State or other jurisdiction of incorporation or organization)
________________________________________________________________

25-0918682
(I.R.S. Employer Identification No.)
________________________________________________________________

Allegheny Industrial Park, Cheswick, Pennsylvania      15024-1098
(Address of principal executive offices)                (Zip Code)
________________________________________________________________

Registrant's telephone number, including area code: (412) 782-4800
_________________________________________________________________

The number of shares of the Registrant's common stock outstanding at November 7, 1994 was 5,539,458.
_________________________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X     No
                           -----       -----

INDEX

ACTION INDUSTRIES, INC. AND SUBSIDIARIES

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -
           September 24, 1994, September 25, 1993,
           and June 25, 1994

         Consolidated Statements of Operations -
           Thirteen Weeks Ended September 24, 1994 and
           September 25, 1993

         Consolidated Statements of Shareholders'
           Equity - Thirteen Weeks Ended September
           24, 1994 and September 25, 1993

         Consolidated Statements of Cash Flows -
           Thirteen Weeks Ended September 24, 1994
           and September 25, 1993

         Notes to Consolidated Financial Statements

         Review by Independent Accountants

         Independent Accountants' Review Report

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I.  FINANCIAL INFORMATION

                            ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                                             UNAUDITED
                                           (In thousands)

                                                        September      September        June
                                                        24, 1994       25, 1993       25, 1994
                                                        ---------      ---------      ---------
ASSETS

Current Assets
  Cash and cash equivalents                                $313           $728           $800
  Trade accounts receivable, less allowances
    of $868, $1,517, and $1,134                           9,529         17,315          8,862
  Inventories                                            20,223         24,587         20,629
  Other current assets                                      835          1,911            799
                                                        -------        -------        -------
    Total Current Assets                                 30,900         44,541         31,090

Investment  in  Affiliate -- Held for Sale                1,239          1,130          1,224

Property, Plant and Equipment                             8,276          9,533          8,456

Other Assets                                                 46             34             46
                                                        -------        -------        -------
                                                        $40,461        $55,238        $40,816
                                                        =======        =======        =======

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current Liabilities
  Notes and acceptances payable                          $5,112        $16,107         $5,439
  Accounts payable                                        6,603          7,506          5,766
  Restructuring and discontinued operations                 470          1,423            699
  Other accrued liabilities                               1,321          1,824          1,570
                                                        -------        -------        -------
    Total Current Liabilities                            13,506         26,860         13,474

Long-Term Liabilities
  Financing obligation - sale/leaseback                   8,223          8,782          8,372
  Long-term debt                                            115            115            115
  Deferred compensation                                   2,126          2,607          2,012
                                                        -------        -------        -------
    Total Long-Term Liabilities                          10,464         11,504         10,499

Shareholders' Equity
  Common stock, $0.10 par value;
    authorized 20,000,000 shares;
    issued 7,187,428 shares                                 719            719            719
  Capital in excess of par                               25,498         25,498         25,498
  Retained earnings                                       1,848          2,231          2,200
                                                        -------        -------        -------
                                                         28,065         28,448         28,417
  Less treasury shares, at cost                          11,574         11,574         11,574
                                                        -------        -------        -------
    Total Shareholders' Equity                           16,491         16,874         16,843
                                                        -------        -------        -------

                                                        $40,461        $55,238        $40,816
                                                        =======        =======        =======

See notes to consolidated financial statements.

               ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               UNAUDITED
                 (In thousands except per share data)

                                                  Thirteen Weeks Ended
                                                September       September
                                                24, 1994        25, 1993
                                                --------        --------

Net Sales                                       $13,175         $19,800

Costs and Expenses
  Cost of products sold                           9,915          14,770
  Operating expenses                              3,153           4,133
  Interest expense                                  463             702
                                                -------         -------
                                                 13,531          19,605
Other Income (Expense), Net                           4             (39)
                                                -------         -------
Earnings (Loss) Before Income Taxes                (352)            156

Provision For Income Taxes                         -               -
                                                -------         -------
Net Earnings (Loss)                               ($352)           $156
                                                =======         =======


Earnings (Loss) Per Share                        ($0.06)          $0.03
                                                =======         =======

Weighted Average Shares Outstanding               5,566           5,545


See notes to consolidated financial statements.

                                   ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  UNAUDITED
                                     (In thousands except share amounts)

                                           Thirteen Weeks Ended September 24, 1994 and September 25, 1993
                                   ------------------------------------------------------------------------------
                                                          Capital
                                        Common Stock      In Excess   Retained      Treasury Stock
                                     Shares      Amount    of Par     Earnings     Shares     Amount      Total
                                     ------      ------   ---------   --------     ------     ------      -----

BALANCE - JUNE 26, 1993            7,187,428      $719    $25,498     $2,075     1,647,970   ($11,574)   $16,718

  Net Earnings                         -           -         -           156         -           -           156
                                   ------------------------------------------------------------------------------
BALANCE - SEPTEMBER 25, 1993       7,187,428      $719    $25,498     $2,231     1,647,970   ($11,574)   $16,874
                                   ==============================================================================


BALANCE - JUNE 25, 1994            7,187,428      $719    $25,498     $2,200     1,647,970   ($11,574)   $16,843

  Net  Loss                            -           -         -          (352)        -           -          (352)
                                   ------------------------------------------------------------------------------
BALANCE - SEPTEMBER 24, 1994       7,187,428      $719    $25,498     $1,848     1,647,970   ($11,574)   $16,491
                                   ==============================================================================

See notes to consolidated financial statements.

                             ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            UNAUDITED
                                          (In thousands)

                                                                          Thirteen Weeks Ended
                                                                 September 24, 1994     September 25, 1993
                                                                 ------------------     ------------------
OPERATING ACTIVITIES:

Net earnings (loss)                                                    ($352)                  $156
Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                                          320                    346
  Provision for doubtful accounts                                       (266)                   (60)
  Cash used in discontinued operation (Mt. Clemens)                      (17)                   (90)
  Changes in operating assets and liabilities:
     Trade accounts receivable                                          (401)                  (342)
      Inventories                                                        406                  3,332
      Other current assets                                               (36)                   836
      Accounts payable and accrued expenses                              376                 (3,612)
                                                                       ------                ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 30                    566
                                                                       ======                ======

INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                         (140)                   (20)
                                                                       ------                ------
NET CASH USED IN INVESTMENT ACTIVITIES                                  (140)                   (20)
                                                                       ======                ======

FINANCING ACTIVITIES:

   Notes and acceptances payable                                        (327)                  (333)
   Principal payments on long-term obligations                          (149)                  (125)
   Other, net                                                             99                    (90)
                                                                       ------                ------
NET CASH USED IN FINANCING ACTIVITIES                                   (377)                  (548)
                                                                       ======                ======

DECREASE IN CASH AND CASH EQUIVALENTS                                   (487)                    (2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         800                    730
                                                                       ------                ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $313                   $728
                                                                       ======                ======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACTION INDUSTRIES, INC. AND SUBSIDIARIES

A. The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. With the exception of the consolidated balance sheet as of June 25, 1994, such statements have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

B.  The accompanying financial statements reflect all adjustments
    (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation.

C.  The results of operations for the thirteen week period ended
    September 24, 1994 are not necessarily indicative of the results to be expected for the full year.

D.  Inventories consist primarily of merchandise held for resale.
    Inventories are valued at the lower of first-in, first-out
    (FIFO) cost or market.

E. In January 1994 the Company entered into a credit agreement which provides for up to $17 million in committed credit lines through January of 1996. Availability under the line is further limited by the level of eligible accounts receivable and inventories. At September 24, 1994 outstanding borrowings under the credit agreement were $5.1 million and outstanding letters of credit were $1.9 million. The unused borrowing capacity was $3.0 million.

F. Effective June 27, 1993 (the first day of its fiscal year ending June 25, 1994) the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109. The Company previously accounted for income taxes under the provisions of SFAS No. 96. The adoption of SFAS No. 109 had no material impact on the Company's financial statements.

    No income tax benefits were provided on the loss in the first quarter of fiscal 1995 because realization of such benefits is not reasonably assured. No income tax expense was provided on earnings in the first quarter of fiscal 1994 because previously unrecognized deferred income tax benefits and net operating loss deductions were available to offset income taxes on current earnings.

    Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in fiscal 1995 and beyond are approximately $17 million for income tax reporting purposes.

REVIEW BY INDEPENDENT ACCOUNTANTS

Ernst & Young LLP, independent accountants, have performed a limited review of the consolidated financial statements for the thirteen week periods ended September 24, 1994 and September 25, 1993, as indicated in their report on the limited review included on page 10. Since they did not perform an audit, they express no opinion on the financial statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Shareholders and Board of Directors
Action Industries, Inc.


We have reviewed the accompanying condensed consolidated balance sheets of Action Industries, Inc. and Subsidiaries as of September 24, 1994 and September 25, 1993, and the related condensed consolidated statements of operations for the thirteen-week periods ended September 24, 1994 and September 25, 1993, and the condensed consolidated statements of shareholders' equity and cash flows for the thirteen-week periods ended September 24, 1994 and September 25, 1993. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Action Industries, Inc. as of June 25, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated September 9, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 25, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


ERNST & YOUNG LLP


Pittsburgh, Pennsylvania
November 3, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The organization and business of the Registrant and its Subsidiaries (collectively, the "Company") have undergone significant changes in recent years, continuing through fiscal
1994, in connection with a major restructuring effort.

The Company has experienced declining sales in its traditional promotional business in recent years. The decline continued in the first quarter of fiscal 1995 principally due to significantly reduced business ($4.2 million) with the Company's largest customer of fiscal year 1994, as that customer has narrowed the scope of business it is doing with the Company. Also contributing to the decrease in sales is the Company's implementation last year of a "downsizing to profitability" strategy involving the elimination of low margin and/or guaranteed sale business. This strategy is particularly applicable to the Company's Gift business, which has historically had a high incidence of guaranteed sale provisions, and which is also highly seasonal. Gift sales decreased $1.4 million in the first quarter of the current year.

The historical decline in sales is the result of many factors, including the increasing complexity of the promotional business itself, a changing retail marketplace, a weak economy at times, and strategic decisions to exit/downsize unprofitable product lines.

The Company's current strategy is focused on sales growth, while maintaining effective levels of gross margin and operating costs, thereby attaining consistent, meaningful profitability.

The Company is implementing marketing plans for 1995 designed to revitalize the core promotional business with new, improved product and new, exciting display alternatives. A new "Store-Within-a-Store" Replenishment concept is under development, including improved in-store service and new display vehicles. New promotions are being developed based on specific product categories and expanded theme and seasonal concepts to add to the alternatives the Company can offer its customers.

The major source of cash during the first fiscal quarter ended September 24, 1994 came from the continued reduction of inventories and increased accounts payable. Cash generated was applied to the reduction of current debt and to fund restructuring costs accrued previously. Working capital of $17.4 million at September 24, 1994 was comparable to $17.6 million at June 25, 1994, and $17.7 million at September 25, 1993. As a result, the current ratio at September 24, 1994 was 2.29, comparable to 2.31 at June 25, 1994, and improved from 1.66 at September 25, 1993. The long-term debt to equity ratio (including the sale/leaseback financing obligation) was 0.51, comparable to 0.50 at June 25, 1994 and 0.53 at September 25, 1993. The changes in these ratios were primarily the result of the operating results during the respective periods and other matters discussed above.

Cash and cash equivalents were $313,000 at September 24, 1994 as compared to $800,000 at June 25, 1994 and $728,000 at September 25, 1993. Cash balances fluctuate daily to meet operating requirements.

Accounts receivable of $9.5 million at September 24, 1994 decreased from $17.3 million at September 25, 1993 as a result of decreased sales in the current year first quarter, and improved collections, in part the result of decreased guaranteed sales. Receivables were seasonally increased from $8.9 million at June 25, 1994.

Inventories of $20.2 million decreased from $20.6 million at June 25, 1994, and decreased significantly (18%) compared to $24.6 million at September 25, 1993. Further reductions of inventories are anticipated based on planned lower sales, and as the Company pursues its continuing inventory reduction plan through the 1995 fiscal year.

Aggregate borrowings (long-term debt and notes payable) decreased from $25.0 million at September 25, 1993 to $13.5 million at September 24, 1994 as a result of the reduction of receivables and inventories. Aggregate borrowings were comparable to $13.9 million at June 25, 1994. Letters of credit outstanding were $1.9 million at September 24, 1994, $2.0 million at September 25, 1993 and $1.6 million at June 25, 1994.

In January 1994 the Company entered into a credit agreement which provides for up to $17 million in committed credit lines through January of 1996. Availability under the line is further limited by the level of eligible accounts receivable and inventories.

The Company's capital expenditures were $140,000 in the first quarter ended September 24, 1994. Total capital expenditures of approximately $300,000 are planned for fiscal 1995, primarily for production molds and a package design computer system. In addition, the Company is initiating a system replacement project for all of its core information systems computer hardware and software. Expenditures of $400,000 in fiscal 1995 and $500,000 to $1 million in fiscal 1996 or later will be spent for system reengineering and replacement. The Company expects to generate sufficient funds from operations to finance these expenditures, although systems replacement may be separately financed under leases or otherwise.

Inflation

The Company periodically discontinues or replaces in its promotional programs items for which costs increase. This practice serves as an offset to the effects of inflation. The Company believes its FIFO cost method of valuing inventories provides for appropriate matching of current costs with current revenues, and that the Company's buying practices and improving inventory turnover significantly reduce the appreciation in inventory values due to inflation and other price increases.

Inflationary increases in the Company's costs of acquiring merchandise may adversely affect the Company's operating margins, since there is no assurance that the Company can pass such increases along to its customers.


RESULTS OF OPERATIONS

First Quarter Fiscal 1995 Compared with First Quarter Fiscal 1994

Net Sales.   Aggregate net sales for the fiscal 1995 first quarter
were $13,175,000, a decrease of $6,625,000 (33%) compared to
$19,800,000 in the prior year first quarter.

The Company's largest customer last year accounted for $4.2 million in decreased sales in the current year, as a result of that customer's decision to narrow the scope of its business with the Company.

In addition, the Company's holiday Gift program offering was downsized in the current year as a result of poor performance in the past several years. Gift sales decreased $1.4 million.
Development of a new and different Gift program for 1996 and beyond is currently underway.

Lamp sales decreased $800,000 compared to the first quarter last year.

The Company has developed a new residual inventory management program (RIM) for 1995 to provide limited and managed guaranteed sales to its customers. The Company does not believe its historical experience with guaranteed sales is representative of sales under RIM in the current year, and has postponed recognition of sales for RIM program shipments (which would have aggregated approximately $500,000 in net sales based on prior experience) from shipping date to a later date when the amount of returned goods can be reasonably determined.

Expectations for the remainder of the 1995 fiscal year are comparable to last year's net sales for the same period.

The Company's sales volume has declined materially in each of the last several years. While all of the reasons for the sales decline cannot be quantified with precision, planned Gift program reductions and a significant reduction in the amount of guaranteed sales were major contributors to the reduction in sales from fiscal 1993 to 1994, continuing into the first quarter of fiscal 1995. It is the Company's belief that economic conditions and other changes in the retail marketplace, along with increased ability on the part of the Company's customers to create their own promotional programs and a shifting customer base, have contributed to the historical decline in sales volume. While the Company is implementing marketing plans designed to refocus its business and take advantage of this changing retail marketplace, there can be no assurance that further sales declines will not occur for these or other reasons. In addition, as discussed above, the decisions to further reduce the Gift program business and to minimize the level of guaranteed sale business will likely have a continuing adverse impact on the Company's core promotional sales volume.

Following is a comparison of net sales by type of program:

                                        NET SALES
                                   Thirteen Weeks Ended
                               September         September          Increase
                               24, 1994          25, 1993          (Decrease)
                               ---------         ---------         ----------

Dollar Days                   $ 7,199,000       $11,959,000       $(4,760,000)
Replenishment                   2,493,000         1,970,000           523,000
Retail                            222,000           209,000            13,000
                              -----------       -----------       ------------
Core Promotional Business       9,914,000        14,138,000        (4,224,000)

Lamp                            2,140,000         2,931,000          (791,000)
Gift                              937,000         2,380,000        (1,443,000)
Other Specialty Products          184,000           351,000          (167,000)
                              -----------       -----------       ------------
                              $13,175,000       $19,800,000       $(6,625,000)
                              ===========       ===========       ============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) decreased from 25.4% in fiscal 1994 to 24.7% in the current year, principally due to increased cost of merchandise sold, related primarily to the mix of programs sold, net of reduced levels of customer returns, markdowns and allowances related to improved order execution, fill rate and inventory availability, and decreased guaranteed sales in the current year.

Operating Expenses. Operating expenses decreased from $4,133,000 (20.9% of sales) in the fiscal 1994 first quarter to $3,153,000 (23.9% of sales) in fiscal 1995. The decrease was primarily the result of reduced sales volume and overall operating cost reductions in conjunction with the Company's continuing cost reduction program. Further operating cost reductions are expected as fiscal 1995 progresses.

Interest Expense. The decrease of $239,000 was due to decreased average borrowing levels in the current year, net of increased interest rates and other borrowing costs.

Other Income (Expense), Net. Other income of $4,000 in the first quarter of fiscal 1995 represented miscellaneous items. The prior year other expense amount of $39,000 was comprised of miscellaneous items.

Earnings (Loss) Before Income Taxes. The decrease of $508,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income taxes benefits were provided on the loss in the first quarter of fiscal 1995 because realization of such benefits is not reasonably assured. No income tax expense was provided on earnings in the first quarter of fiscal 1994 because previously unrecognized deferred income tax benefits and net operating loss deductions from prior years were available to offset income taxes on current earnings. Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in fiscal 1995 and beyond are approximately $17 million for income tax reporting purposes.

Net Earnings (Loss). The decrease of $508,000 reflects the combined effect of all the above.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:


(a)  Exhibits:

24 Acknowledgment of Independent Auditors, filed herein.


(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the thirteen weeks ended September 24, 1994.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACTION INDUSTRIES, INC.
                                        (Registrant)



Date: November 7, 1994           R. Craig Kirsch
                                 -----------------------------
                                 R. Craig Kirsch
                                 Chairman of the Board


Date: November 7, 1994           Kenneth L. Campbell
                                 -----------------------------
                                 Kenneth L. Campbell
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                   Accounting Officer)