Form 10-Q
period 1994-12-24
ACTION INDUSTRIES INC
filed 1995-02-07
CIK 2145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________

FORM 10-Q

/X/  QUARTERLY REPORT Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarter ended December 24, 1994

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

The number of shares of the Registrant's common stock outstanding at February 6, 1995 was 5,539,458.
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

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited) and
         Independent Accountants' Review Report

         Consolidated Balance Sheets -
           December 24, 1994, December 25, 1993,
           and June 25, 1994

         Consolidated Statements of Operations -
           Thirteen and Twenty-Six Weeks Ended
           December 24, 1994 and December 25, 1993

         Consolidated Statements of Shareholders'
           Equity - Twenty-Six Weeks Ended
           December 24, 1994 and December 25, 1993

         Consolidated Statements of Cash Flows -
           Twenty-Six Weeks Ended December 24, 1994
           and December 25, 1993

         Notes to Consolidated Financial Statements

         Review by Independent Accountants

         Independent Accountants' Review Report

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations


Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security
         Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

                                 ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                                UNAUDITED
                                              (In thousands)
                                                          December      December        June
                                                          24, 1994      25, 1993      25, 1994
                                                          --------      --------      --------
ASSETS

Current Assets
  Cash and cash equivalents                                  $902          $737          $800
  Trade accounts receivable, less allowances
    of $877, $1,606, and $1,134                            19,239        18,535         8,862
  Inventories                                              19,853        23,597        20,629
  Other current assets                                      1,098           529           799
                                                          -------       -------       -------
    Total Current Assets                                   41,092        43,398        31,090

Investment in Affiliate -- Held for Sale                    1,197         1,136         1,224

Property, Plant and Equipment                               8,097         9,158         8,456

Other Assets                                                   46            34            46
                                                          -------       -------       -------
                                                          $50,432       $53,726       $40,816
                                                          =======       =======       =======

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current Liabilities
  Notes payable                                           $12,760       $13,569        $5,439
  Accounts payable                                          8,390         8,269         5,766
  Restructuring and discontinued operations                   230           884           699
  Other accrued liabilities                                 1,939         2,239         1,570
                                                          -------       -------       -------
    Total Current Liabilities                              23,319        24,961        13,474

Long-Term Liabilities
  Financing obligation - sale/leaseback                     8,068         8,651         8,372
  Long-term debt                                              115           115           115
  Deferred compensation                                     2,249         2,612         2,012
                                                          -------       -------       -------
    Total Long-Term Liabilities                            10,432        11,378        10,499

Shareholders' Equity
  Common stock, $0.10 par value;
    authorized 20,000,000 shares;
    issued 7,187,428 shares                                   719           719           719
  Capital in excess of par                                 25,498        25,498        25,498
  Retained earnings                                         2,038         2,744         2,200
                                                          -------       -------       -------
                                                           28,255        28,961        28,417
  Less treasury shares, at cost                            11,574        11,574        11,574
                                                          -------       -------       -------
    Total Shareholders' Equity                             16,681        17,387        16,843
                                                          -------       -------       -------
                                                          $50,432       $53,726       $40,816
                                                          =======       =======       =======

See notes to consolidated financial statements.

                                 ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               UNAUDITED

                                  (In thousands except per share data)


                                                   Twenty-Six Weeks Ended            Thirteen Weeks Ended
                                                 ---------------------------      -------------------------
                                                 December 24,   December 25,      December 24,   December 25,
                                                     1994           1993              1994           1993
                                                 ------------   ------------      ------------   ------------

Net Sales                                          $34,268        $43,652           $21,093        $23,852

Costs and Expenses
  Cost of products sold                             26,538         33,267            16,623         18,498
  Operating expenses                                 6,891          8,275             3,738          4,142
  Interest expense                                   1,003          1,331               540            629
                                                   -------        -------           -------        -------
                                                    34,432         42,873            20,901         23,269
Other Income (Expense), Net                              2           (110)               (2)           (71)
                                                   -------        -------           -------        -------
Earnings (Loss) Before Income Taxes                   (162)           669               190            512

Provision For Income Taxes                            -              -                 -              -
                                                   -------        -------           -------        -------
Net Earnings (Loss)                                  ($162)          $669              $190           $512
                                                   =======        =======           =======        =======


Earnings (Loss) Per Share                           ($0.03)         $0.12             $0.03          $0.09
                                                   =======        =======           =======        =======

Weighted Average Shares Outstanding                  5,539          5,548             5,547          5,552

See notes to consolidated financial statements.

                                   ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   UNAUDITED
                                      (In thousands except share amounts)

                                             Twenty-Six Weeks Ended December 24, 1994 and December 25, 1993
                                   ----------------------------------------------------------------------------------
                                                             Capital
                                        Common Stock        In Excess   Retained       Treasury Stock
                                     Shares       Amount     of Par     Earnings     Shares      Amount       Total
                                     ------       ------    ---------   --------     ------      ------       -----

BALANCE - JUNE 26, 1993             7,187,428      $719     $25,498      $2,075     1,647,970   ($11,574)    $16,718

  Net Earnings                          -           -          -            669         -           -            669
                                   ----------------------------------------------------------------------------------
BALANCE - DECEMBER 25, 1993         7,187,428      $719     $25,498      $2,744     1,647,970   ($11,574)    $17,387
                                   ==================================================================================


BALANCE - JUNE 25, 1994             7,187,428      $719     $25,498      $2,200     1,647,970   ($11,574)    $16,843

  Net Loss                              -           -          -           (162)        -           -           (162)
                                   ----------------------------------------------------------------------------------
BALANCE - DECEMBER 24, 1994         7,187,428      $719     $25,498      $2,038     1,647,970   ($11,574)    $16,681
                                   ==================================================================================

See notes to consolidated financial statements.

                            ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                       (In thousands)
                                                                           Twenty-Six Weeks Ended
                                                                December 24, 1994           December 25, 1993
                                                                -----------------           -----------------
OPERATING ACTIVITIES:

Net earnings (loss)                                                    ($162)                     $669
Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                                          614                       762
  Changes in operating assets and liabilities:
     Trade accounts receivable                                       (10,377)                   (1,622)
      Inventories                                                        776                     4,322
      Other current assets                                              (299)                    2,211
      Accounts payable and accrued expenses                            2,524                    (3,146)
                                                                     -------                   -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (6,924)                    3,196
                                                                     =======                   =======

INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                         (255)                      (61)
                                                                     -------                   -------
NET CASH USED IN INVESTMENT ACTIVITIES                                  (255)                      (61)
                                                                     =======                   =======

FINANCING ACTIVITIES:

   Notes and acceptances payable                                       7,321                    (2,871)
   Principal payments on long-term obligations                          (304)                     (256)
   Other, net                                                            264                        (1)
                                                                     -------                   -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    7,281                    (3,128)
                                                                     =======                   =======

INCREASE IN CASH AND CASH EQUIVALENTS                                    102                         7

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         800                       730
                                                                     -------                   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $902                      $737
                                                                     =======                   =======

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

C. The results of operations for the thirteen and twenty-six week periods ended December 24, 1994 are not necessarily indicative of the results to be expected for the full year.

D. Inventories consist primarily of merchandise held for resale.
   Inventories are valued at the lower of first-in, first-out
   (FIFO) cost or market.

E. In January 1994 the Company entered into a credit agreement which provides for up to $17 million in committed credit lines through January of 1996. Availability under the line is limited by the level of eligible accounts receivable and inventories. At December 24, 1994 outstanding borrowings under the credit agreement were $12.8 million and outstanding letters of credit were $2.3 million. The unused borrowing capacity was $1.9 million.

F. Effective June 27, 1993 (the first day of its fiscal year ending June 25, 1994) the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109. The Company previously accounted for income taxes under the provisions of SFAS No. 96. The adoption of SFAS No. 109 had no material impact on the Company's financial statements.

   No income tax benefits were provided on the loss in the first and second quarter of fiscal 1995 because realization of such benefits is not reasonably assured. No income tax expense was provided on earnings in the first and second quarter of fiscal 1994 because previously unrecognized deferred income tax benefits and net operating loss deductions were available to offset income taxes on current earnings.

   Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in fiscal 1995 and beyond are approximately $17 million for income tax reporting purposes.

REVIEW BY INDEPENDENT ACCOUNTANTS

Ernst & Young LLP, independent accountants, have performed a limited review of the consolidated financial statements for the thirteen and twenty-six week periods ended December 24, 1994 and December 25, 1993, as indicated in their report on the limited review included on page 10. Since they did not perform an audit, they express no opinion on the financial statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

                      INDEPENDENT ACCOUNTANTS' REPORT


To the Shareholders and Board of Directors
Action Industries, Inc.


We have reviewed the accompanying condensed consolidated balance sheets of Action Industries, Inc. and Subsidiaries as of December 24, 1994 and December 25, 1993, and the related condensed consolidated statements of operations, for the thirteen and twenty-six week periods ended December 24, 1994 and December 25, 1993, and the condensed consolidated statements of shareholders' equity, and cash flows for the twenty-six week periods ended December 24, 1994 and December 25, 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Action Industries, Inc. for the year ended June 25, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated September 9, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 25, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


ERNST & YOUNG LLP


Pittsburgh, Pennsylvania
February 6, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The organization and business of the Registrant and its Subsidiaries (collectively, the "Company") have undergone significant changes in recent years, continuing through fiscal
1994, in connection with a major restructuring effort.

The Company has experienced declining sales in its traditional promotional business in recent years. The decline continued in the first and second quarters of fiscal 1995 principally due to significantly reduced business ($6.0 million) with the Company's largest customer of fiscal year 1994, as that customer has narrowed the scope of business it is doing with the Company. Also contributing to the decrease in sales is the Company's implementation last year of a "downsizing to profitability" strategy involving the reduction of low margin and/or guaranteed sale business. This strategy is particularly applicable to the Company's Gift business, which has historically had a high incidence of guaranteed sale provisions, and which is also highly seasonal. Gift sales decreased $6.3 million in the current year.

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

The Company is implementing marketing plans for 1995 and beyond which are designed to revitalize the core promotional business with new, improved product and new, exciting display alternatives. A new "Store-Within-a-Store" Replenishment concept has been developed, including the addition of in-store service and new display vehicles. New promotions are being developed based on specific product categories and expanded theme and seasonal concepts to add to the alternatives the Company can offer its customers.

The major source of cash during the six months ended December 24, 1994 came from short-term borrowings and increased accounts payable. Cash generated was applied to fund seasonally increased accounts receivable. Working capital of $17.8 million at December 24, 1994 was comparable to $17.6 million at June 25, 1994, and moderately decreased from $18.4 million at December 25, 1993. As a result, the current ratio at December 24, 1994 was 1.76, seasonally decreased from 2.31 at June 25, 1994, and comparable to
1.74 at December 25, 1993. The long-term debt to equity ratio (including the sale/leaseback financing obligation) of 0.49 at December 24, 1994 was unchanged from 0.50 at June 25, 1994 and at December 25, 1993.

Cash and cash equivalents were $902,000 at December 24, 1994 as compared to $800,000 at June 25, 1994 and $737,000 at December 25, 1993. Cash balances fluctuate daily to meet operating requirements.

Accounts receivable of $19.2 million at December 24, 1994 increased from $18.5 million at December 25, 1993 as a result of increased sales in the month of December in the current year, net of improved collections, in part the result of decreased guaranteed sales. Receivables were seasonally increased from $8.9 million at June 25, 1994.

Inventories of $19.9 million decreased from $20.6 million at June 25, 1994, and decreased significantly (16%) compared to $23.6 million at December 25, 1993. Further reductions of inventories are anticipated as the Company pursues its continuing inventory reduction plan through the remainder of its 1995 fiscal year and beyond.

Aggregate borrowings (long-term debt and notes payable) decreased from $22.3 million at December 25, 1993 to $20.9 million at December 24, 1994, primarily as a result of the reduction of inventories. Aggregate borrowings were seasonally increased from $13.9 million at June 25, 1994. Letters of credit outstanding were $2.3 million at December 24, 1994, $1.3 million at December 25, 1993 and $1.6 million at June 25, 1994.

In January 1994 the Company entered into a credit agreement which provides for up to $17 million in committed credit lines through January of 1996. Availability under the line is further limited by the level of eligible accounts receivable and inventories.

The Company's capital expenditures were $255,000 in the twenty-six week period ended December 24, 1994. Total capital expenditures of approximately $300,000 are planned for fiscal 1995, primarily for lamp production molds and a package design computer system. In addition, the Company has initiated a system replacement project for all of its core information systems computer hardware and software. Expenditures of $400,000 in fiscal 1995 and $500,000 to $1 million in fiscal 1996 or later will be spent for system reengineering and replacement, with the new systems expected to become operational during fiscal 1996. The Company expects to generate sufficient funds from operations to finance these expenditures, although systems replacement may be separately financed under leases or otherwise.

Inflation

The Company periodically discontinues or replaces in its promotional programs items for which costs increase. In addition, the Company strives to continually add new items to replace others in its product offerings for the benefit of its customers. These practices serve as offsets to the effects of inflation. The Company believes its FIFO cost method of valuing inventories provides for appropriate matching of current costs with current revenues, and that the Company's buying practices and improving inventory turnover reduce the appreciation in inventory values due to inflation and other price increases.

Inflationary increases in the Company's costs of acquiring merchandise may adversely affect the Company's operating margins, since there is no assurance that the Company can pass such increases along to its customers.


RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1995 COMPARED WITH SECOND QUARTER FISCAL 1994

Net Sales.   Aggregate net sales for the fiscal 1995 second quarter
were $21,093,000, a decrease of $2,759,000 (11.6%) compared to
$23,852,000 in the prior year second quarter.

The Company's largest customer last year accounted for $1.7 million in decreased sales in the current year quarter, as a result of that customer's decision to narrow the scope of its business with the Company.

In addition, the Company's holiday Gift program offering was downsized in the current year as a result of poor performance in the past several years. Gift sales decreased $4.8 million. Development of a new and different Gift program for 1996 is currently underway.

Lamp sales increased 35% compared to the second quarter last year, and increases were also achieved in the Company's Dollar Days (7%) and Replenishment (19%) businesses.

The Company  developed a new residual inventory management program
(RIM) for 1995 to provide limited and managed guaranteed sales to its customers. The Company does not believe its historical experience with guaranteed sales is representative of sales under RIM in the current year, and has postponed recognition of sales for RIM program shipments (which would have aggregated approximately $150,000 in net sales based on prior experience) from shipping date to a later date when the amount of returned goods can be reasonably determined. Sales under RIM have been modest to date, while other guaranteed sales remain significant but reduced from historical levels. Guaranteed sales other than those under the RIM program are reported as sales upon shipment, at sell-through rates based upon historical experience.

The Company's sales volume has declined materially in each of the last several years. While all of the reasons for the sales decline cannot be quantified with precision, planned Gift program reductions and a significant reduction in the amount of guaranteed sales were major contributors to the reduction in sales from fiscal 1993 to 1994, continuing into the second quarter of fiscal 1995.
It is the Company's belief that economic conditions and other changes in the retail marketplace, along with increased ability on the part of the Company's customers to create their own promotional programs and a shifting customer base, have contributed to the historical decline in sales volume. While the Company is implementing marketing plans designed to refocus its business and take advantage of this changing retail marketplace, there can be no assurance that further sales declines will not occur for these or other reasons. In addition, as discussed above, the decisions to further reduce the Gift program business and to reduce the level of guaranteed sale business will likely have a continuing adverse impact on the Company's core promotional sales volume.

Following is a comparison of net sales by type of program:

                                        NET SALES
                                   Thirteen Weeks Ended
                               December          December           Increase
                               24, 1994          25, 1993          (Decrease)
                               --------          --------          ----------

Dollar Days                   $12,534,000       $11,767,000       $   767,000
Replenishment                   2,116,000         1,771,000           345,000
Retail                            237,000           292,000           (55,000)
                              -----------       -----------       ------------

Core Promotional Business      14,887,000        13,830,000         1,057,000

Lamp                            4,599,000         3,409,000         1,190,000
Gift                            1,147,000         5,964,000        (4,817,000)
Other Specialty Products          460,000           649,000          (189,000)
                              -----------       -----------       ------------

                              $21,093,000       $23,852,000       $(2,759,000)
                              ===========       ===========       ============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) decreased from 22.4% in fiscal 1994 to 21.2% in the current year, principally due to increased cost of merchandise sold, related primarily to the mix of programs sold, net of reduced levels of customer returns, markdowns and allowances related to improved order execution, fill rate and inventory availability, and decreased guaranteed sales in the current year.

Operating Expenses. Operating expenses decreased from $4,142,000 (17.4% of sales) in the fiscal 1994 second quarter to $3,738,000 (17.7% of sales) in fiscal 1995. The decrease was primarily the result of reduced sales volume and overall operating cost reductions in conjunction with the Company's continuing cost reduction program. Further operating cost reductions are expected as fiscal 1995 progresses.

Interest Expense. The decrease of $89,000 was due to decreased average borrowing levels in the current year, net of increased interest rates and other borrowing costs.

Other Income (Expense), Net. Other expense of $2,000 in the second quarter of fiscal 1995 represented miscellaneous items. The prior year other expense amount of $71,000 was also comprised of miscellaneous items.

Earnings Before Income Taxes. The decrease of $322,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax expense was provided on earnings in the second quarter of fiscal 1995 and fiscal 1994 because previously unrecognized deferred income tax benefits and net operating loss deductions from prior years were available to offset income taxes on current earnings. Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in fiscal 1995 and beyond are approximately $17 million for income tax reporting purposes.

Net Earnings. The decrease of $322,000 reflects the combined effect of all the above.


TWENTY-SIX WEEK PERIOD OF FISCAL 1995 COMPARED WITH TWENTY-SIX WEEK PERIOD OF FISCAL 1994

Net Sales.   Aggregate net sales for the fiscal 1995 six month
year-to-date period were $34,268,000, a decrease of $9,384,000
(21.5%) compared to  $43,652,000 in the prior year-to-date period.

The Company's largest customer last year accounted for $6.0 million in decreased sales in the current year, as a result of that customer's decision to narrow the scope of its business with the Company.

In addition, the Company's holiday Gift program offering was downsized in the current year as a result of poor performance in the past several years. Gift sales decreased $6.3 million. Development of a new and different Gift program for 1996 is currently underway.


Replenishment sales increased 23% compared to last year, and Lamp sales increased moderately (6%).

The Company developed a new residual inventory management program
(RIM) for 1995 to provide limited and managed guaranteed sales to its customers. The Company does not believe its historical experience with guaranteed sales is representative of sales under RIM in the current year, and has postponed recognition of sales for RIM program shipments (which would have aggregated approximately $650,000 in net sales based on prior experience) from shipping date to a later date when the amount of returned goods can be reasonably determined. Sales under RIM have been modest to date, while other guaranteed sales remain significant but reduced from historical levels. Guaranteed sales other than those under the RIM program are reported as sales upon shipment, at sell-through rates based on historical experience.

The Company's sales volume has declined materially in each of the last several years. While all of the reasons for the sales decline cannot be quantified with precision, planned Gift program reductions and a significant reduction in the amount of guaranteed sales were major contributors to the reduction in sales from fiscal 1993 to 1994, continuing into the second quarter of fiscal 1995.
It is the Company's belief that economic conditions and other changes in the retail marketplace, along with increased ability on the part of the Company's customers to create their own promotional programs and a shifting customer base, have contributed to the historical decline in sales volume. While the Company is implementing marketing plans designed to refocus its business and take advantage of this changing retail marketplace, there can be no assurance that further sales declines will not occur for these or other reasons. In addition, as discussed above, the decisions to further reduce the Gift program business and to reduce the level of guaranteed sale business will likely have a continuing adverse impact on the Company's core promotional sales volume.

Following is a comparison of net sales by type of program:

                                      NET SALES
                                Twenty-Six Weeks Ended
                              December         December         Increase
                              24, 1994         25, 1993        (Decrease)
                              --------         --------        ----------

Dollar Days                 $19,733,000      $23,726,000      $(3,993,000)
Replenishment                 4,609,000        3,741,000          868,000
Retail                          459,000          501,000          (42,000)
                            -----------      -----------      ------------

Core Promotional Business    24,801,000       27,968,000       (3,167,000)

Gift                          2,084,000        8,344,000       (6,260,000)
Lamps                         6,739,000        6,339,000          400,000
Other Specialty Products        644,000        1,001,000         (357,000)
                            -----------      -----------      ------------

                            $34,268,000      $43,652,000      $(9,384,000)
                            ===========      ===========      ============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) decreased from 23.8% in fiscal 1994 to 22.6% in the current year, principally due to increased cost of merchandise sold, related primarily to the mix of programs sold, net of reduced levels of customer returns, markdowns and allowances related to improved order execution, fill rate and inventory availability, and decreased guaranteed sales in the current year.

Operating Expenses. Operating expenses decreased from $8,275,000 (19.0% of sales) in the first six months of fiscal 1994 to $6,891,000 (20.1% of sales) in the same period of fiscal 1995. The decrease was primarily the result of reduced sales volume and overall operating cost reductions in conjunction with the Company's continuing cost reduction program. Further operating cost reductions are expected as fiscal 1995 progresses.

Interest Expense. The decrease of $328,000 was due to decreased average borrowing levels in the current year, net of increased interest rates and other borrowing costs.

Other Income (Expense), Net. Other income of $2,000 in fiscal 1995 represented miscellaneous items. The prior year other expense amount of $110,000 was also comprised of miscellaneous items.

Earnings (Loss) Before Income Taxes. The decrease of $831,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income taxes benefits were provided on the loss in the first six months of fiscal 1995 because realization of such benefits is not reasonably assured. No income tax expense was provided on earnings in the first six months of fiscal 1994 because previously unrecognized deferred income tax benefits and net operating loss deductions from prior years were available to offset income taxes on current earnings. Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in fiscal 1995 and beyond are approximately $17 million for income tax reporting purposes.

Net Earnings (Loss). The decrease of $831,000 reflects the combined effect of all the above.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on December
2, 1994 to elect three directors for a term of three years. All three directors were reelected pursuant to the following vote:

                                  For              Withheld

   Charles C. Cohen           4,150,261.5           30,583
   James H. Knowles, Jr.      4,153,168.5           30,583
   David S. Shapira           4,149,963                  0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:


(a)  Exhibits:

24   Acknowledgement of Independent Auditors, filed herein.


(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the thirteen weeks ended December 24, 1994.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACTION INDUSTRIES, INC.
                                        (Registrant)



Date: February 6, 1995           R. Craig Kirsch
                                 --------------------------
                                 R. Craig Kirsch
                                 Chairman of the Board


Date: February 6, 1995           Kenneth L. Campbell
                                 --------------------------
                                 Kenneth L. Campbell
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                   Accounting Officer)