Form 10-Q
period 1995-03-25
ACTION INDUSTRIES INC
filed 1995-05-09
CIK 2145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________

FORM 10-Q

/X/  QUARTERLY REPORT Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarter ended March 25, 1995

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

The number of shares of the Registrant's common stock outstanding at May 8, 1995 was 5,539,458.
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

         Consolidated Balance Sheets -
           March 25, 1995, March 26, 1994,
           and June 25, 1994

         Consolidated Statements of Operations -
           Thirteen and Thirty-Nine Weeks Ended
           March 25, 1995 and March 26, 1994

         Consolidated Statements of Shareholders'
           Equity - Thirty-Nine Weeks Ended
           March 25, 1995 and March 26, 1994

         Consolidated Statements of Cash Flows -
           Thirty-Nine Weeks Ended March 25, 1995
           and March 26, 1994

         Notes to Consolidated Financial Statements

         Review by Independent Accountants

         Independent Accountants' Review Report

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I.  FINANCIAL INFORMATION

                                   ACTION INDUSTRIES, INC.

                                 CONSOLIDATED BALANCE SHEETS
                                          UNAUDITED
                                       (In thousands)


                                                          March        March         June
                                                         25, 1995     26, 1994     25, 1994
                                                         --------     --------     --------
ASSETS

Current Assets
  Cash and cash equivalents                                 $809         $448         $800
  Trade accounts receivable, less allowances
    of $714, $1,445, and $1,134                            6,707        9,801        8,862
  Inventories                                             21,601       21,540       20,629
  Other current assets                                       600          881          799
                                                         -------      -------      -------
    Total Current Assets                                  29,717       32,670       31,090

Property, Plant and Equipment                              8,343        8,715        8,456

Other Assets                                               1,266        1,192        1,270
                                                         -------      -------      -------
                                                         $39,326      $42,577      $40,816
                                                         =======      =======      =======

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current Liabilities
  Notes payable                                           $7,532       $5,497       $5,439
  Accounts payable                                         5,057        6,267        5,766
  Restructuring and discontinued operations                  290          527          699
  Other accrued liabilities                                1,802        1,626        1,570
                                                         -------      -------      -------
    Total Current Liabilities                             14,681       13,917       13,474

Long-Term Liabilities
  Financing obligation - sale/leaseback                    7,907        8,514        8,372
  Long-term debt                                             115          115          115
  Deferred compensation                                    1,971        2,563        2,012
                                                         -------      -------      -------
    Total Long-Term Liabilities                            9,993       11,192       10,499

Shareholders' Equity
  Common stock, $0.10 par value;
    authorized 20,000,000 shares;
    issued 7,187,428 shares                                  719          719          719
  Capital in excess of par                                25,498       25,498       25,498
  Retained earnings                                            9        2,825        2,200
                                                         -------      -------      -------
                                                          26,226       29,042       28,417
  Less treasury shares, at cost                           11,574       11,574       11,574
                                                         -------      -------      -------
    Total Shareholders' Equity                            14,652       17,468       16,843
                                                         -------      -------      -------
                                                         $39,326      $42,577      $40,816
                                                         =======      =======      =======

See notes to consolidated financial statements.

                             ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           UNAUDITED
                              (In thousands except per share data)


                                                 Thirty-Nine Weeks Ended      Thirteen Weeks Ended
                                                 -----------------------     -----------------------
                                                 March 25,     March 26,     March 25,     March 26,
                                                    1995          1994          1995          1994
                                                 ---------     ---------     ---------     ---------

Net Sales                                         $42,355       $57,514        $8,087       $13,862

Costs and Expenses
  Cost of products sold                            33,195        43,453         6,657        10,186
  Operating expenses                               10,133        11,293         3,242         3,018
  Interest expense                                  1,573         1,884           570           553
                                                   44,901        56,630        10,469        13,757
                                                  -------       -------       -------       -------
Other Income (Expense), Net                           355          (134)          353           (24)
                                                  -------       -------       -------       -------
Earnings (Loss) Before Income Taxes                (2,191)          750        (2,029)           81

Provision For Income Taxes                           -             -             -             -
                                                  -------       -------       -------       -------
Net Earnings (Loss)                               ($2,191)         $750       ($2,029)          $81
                                                  =======       =======       =======       =======



Earnings (Loss) Per Share:                         ($0.39)        $0.14        ($0.37)        $0.01
                                                  =======       =======       =======       =======

Weighted Average Shares Outstanding                 5,568         5,552         5,543         5,558

See notes to consolidated financial statements.

					       ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                            UNAUDITED
                                                 (In thousands except share amounts)


                                               Thirty-Nine Weeks Ended March 25, 1995 and March 26, 1994
                                   ----------------------------------------------------------------------------------
                                                            Capital
                                        Common Stock       In Excess    Retained        Treasury Stock
                                     Shares       Amount    of Par      Earnings      Shares      Amount      Total
                                     ------       ------   ---------    --------      ------      ------      -----

BALANCE - JUNE 26, 1993             7,187,428      $719     $25,498      $2,075     1,647,970   ($11,574)    $16,718

  Net Earnings                          -            -         -            750         -           -            750
                                   ----------------------------------------------------------------------------------
BALANCE - MARCH 26, 1994            7,187,428      $719     $25,498      $2,825     1,647,970   ($11,574)    $17,468
                                   ==================================================================================

BALANCE - JUNE 25, 1994             7,187,428      $719     $25,498      $2,200     1,647,970   ($11,574)    $16,843

  Net Loss                              -            -         -         (2,191)        -           -         (2,191)
                                   ----------------------------------------------------------------------------------
BALANCE - MARCH 25, 1995            7,187,428      $719     $25,498          $9     1,647,970   ($11,574)    $14,652
                                   ==================================================================================

See notes to consolidated financial statements.

                             ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           UNAUDITED
                                         (In thousands)


                                                                           Thirty-Nine Weeks Ended
                                                                    March 25, 1995         March 26, 1994
                                                                    --------------         --------------
OPERATING ACTIVITIES:

Net earnings (loss)                                                     ($2,191)                $750
Adjustments to reconcile net earnings (loss) to net cash
   provided by  operating activities:
  Depreciation and amortization                                             872                  983
  Changes in operating assets and liabilities:
     Trade accounts receivable                                            2,155                7,112
      Inventories                                                          (972)               6,379
      Other current assets                                                  199                1,859
      Accounts payable and accrued expenses                                (886)              (6,169)
                                                                        -------              -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (823)              10,914
                                                                        =======              =======
INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                            (759)                 (69)
                                                                        -------              -------
NET CASH USED IN INVESTMENT ACTIVITIES                                     (759)                 (69)
                                                                        =======              =======
FINANCING ACTIVITIES:

   Notes and acceptances payable                                          2,093              (10,943)
   Principal payments on long-term obligations                             (465)                (393)
   Other, net                                                               (37)                 209
                                                                        -------              -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       1,591              (11,127)
                                                                        =======              =======

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              9                 (282)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            800                  730
                                                                        -------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $809                 $448
                                                                        =======              =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACTION INDUSTRIES, INC. AND SUBSIDIARIES

A. The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. With the exception of the consolidated balance sheet which was derived from the audited financial statements as of June 25, 1994, such statements have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

B. The accompanying financial statements reflect all adjustments
   (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation.

C. The results of operations for the thirteen and thirty-nine week periods ended March 25, 1995 are not necessarily indicative of the results to be expected for the full year.

D. Inventories consist primarily of merchandise held for resale.
   Inventories are valued at the lower of first-in, first-out
   (FIFO) cost or market.

E. In January 1994 the Company entered into a credit agreement which provides for up to $17 million in committed credit lines through January of 1996. Availability under the line is limited by the level of eligible accounts receivable and inventories. At March 25, 1995 outstanding borrowings under the credit agreement were $7.5 million and outstanding letters of credit were $1.2 million. The unused borrowing capacity was $1.6 million as of March 25, 1995. Subsequent to March 25, 1995, availability under the credit agreement decreased as a result of decreased accounts receivable due to the low level of sales in the third quarter. The Company has amended the credit agreement to provide a temporary increase in available credit which is believed to be sufficient to meet operating needs until sufficient sales are made to develop adequate credit availability under the borrowing formula. The Company's cost of borrowing under the credit agreement has increased from 1.75% to 3.5% over the prime rate of interest as a result of the amendment. The Company has met all of the restrictive covenants under the credit agreement as of March 25, 1995. There can be no assurance that the Company can continue to meet such covenants as of June 24, 1995, the next measurement date, and subsequently.

F. Effective June 27, 1993 (the first day of its fiscal year ending June 25, 1994) the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109. The Company previously accounted for income taxes under the provisions of SFAS No. 96. The adoption of SFAS No. 109 had no material impact on the Company's financial statements.

   No income tax benefits were provided on the loss in the thirty-nine weeks ended March 25, 1995 because realization of such benefits is not reasonably assured. No income tax expense was provided on earnings in the thirty-nine weeks ended March 26, 1994 because previously unrecognized deferred income tax benefits and net operating loss deductions were available to offset income taxes on current earnings.

   Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in fiscal 1995 and beyond are approximately $17 million for income tax reporting purposes.

REVIEW BY INDEPENDENT ACCOUNTANTS

Ernst & Young LLP, independent auditors, have performed a limited review of the consolidated financial statements for the thirteen and thirty-nine week periods ended March 25, 1995 and March 26, 1994, as indicated in their report on the limited review included on page 10. Since they did not perform an audit, they express no opinion on the financial statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.

                 INDEPENDENT ACCOUNTANTS' REPORT


To the Shareholders and Board of Directors
Action Industries, Inc.


We have reviewed the accompanying condensed consolidated balance sheets of Action Industries, Inc. and Subsidiaries as of March 25, 1995 and March 26, 1994, and the related condensed consolidated statements of operations, for the thirteen and thirty-nine week periods ended March 25, 1995 and March 26, 1994, and the condensed consolidated statements of shareholders' equity and cash flows, for the thirty-nine week periods ended March 25, 1995 and March 26, 1994. These financial statements are the responsibility of the Company's management.

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


Pittsburgh, Pennsylvania
May 5, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The organization and business of the Registrant and its Subsidiaries (collectively, the "Company") have undergone significant changes in recent years, continuing through fiscal
1994, in connection with a major restructuring effort.

The Company has experienced declining sales in its traditional promotional business in recent years. The decline continued in the first three quarters of fiscal 1995 principally due to significantly reduced business ($9.5 million) with the Company's largest customer of fiscal year 1994. Also contributing to the decrease in sales is the Company's implementation last year of a "downsizing to profitability" strategy involving the reduction of low margin and/or guaranteed sale business. This strategy is particularly applicable to the Company's Gift business, which has historically had a high incidence of guaranteed sale provisions, and which is also highly seasonal. Gift sales decreased $6.4 million in the current year.

The historical decline in sales is the result of many factors, including the increasing complexity of the promotional business itself, a changing retail marketplace, a weak economy at times, and strategic decisions to exit/downsize unprofitable product lines.

The Company is implementing marketing plans for the remainder of 1995 and beyond which are designed to revitalize the core promotional business with new, improved product and new, exciting display alternatives. A new "Store-Within-a-Store" Replenishment concept has been developed, including the addition of in-store service and new display vehicles. New promotions are being developed based on specific product categories and expanded theme and seasonal concepts to add to the alternatives the Company can offer its customers.

The major sources of cash during the nine months ended March 25, 1995 were accounts receivable collections and short-term borrowings. Operating losses and increased inventories were the primary uses of cash. Working capital of $15.0 million at March 25, 1995 decreased from $17.6 million at June 25, 1994, and $18.8 million at March 26, 1994. As a result, the current ratio at March 26, 1995 was 2.02, decreased from 2.31 at June 25, 1994, and 2.35 at March 26, 1994. The long-term debt to equity ratio (including the sale/leaseback financing obligation) of 0.55 at March 25, 1995 increased from 0.50 at June 25, 1994 and 0.49 at March 26, 1994.

Cash and cash equivalents were $809,000 at March 25, 1995 as compared to $800,000 at June 25, 1994 and $448,000 at March 26,
1994. Cash balances fluctuate daily to meet operating requirements.

Accounts receivable of $6.7 million at March 25, 1995 decreased from $9.8 million at March 26, 1994 as a result of decreased sales in the third quarter in the current year and improved collections, in part the result of decreased guaranteed sales. Receivables decreased from $8.9 million at June 25, 1994.

Inventories of $21.6 million were comparable to $20.6 million at June 25, 1994, and $21.5 million at March 26, 1994. Lower than anticipated sales in the current year, particularly in the third quarter, have resulted in inventory levels higher than originally planned. The Company has updated its inventory plan for the remainder of the current fiscal year and for fiscal 1996, to continue to aggressively reduce inventory levels and improve its turnover rate.

Aggregate borrowings (long-term debt and notes payable) increased from $14.1 million at March 26, 1994 and $13.9 million at June 25, 1994 to $15.6 million at March 25, 1995, primarily as a result of operating losses incurred. Letters of credit outstanding were $1.3 million at March 25, 1995, $862,000 at March 26, 1994 and $1.6
million at June 25, 1994.

In January 1994 the Company entered into a credit agreement which provides for up to $17 million in committed credit lines through January of 1996. Availability under the line is further limited by the level of eligible accounts receivable and inventories. Subsequent to March 25, 1995, availability under the credit agreement decreased as a result of decreased accounts receivable due to the low level of sales in the third quarter. The Company has amended the credit agreement to provide a temporary increase in available credit which is believed to be sufficient to meet operating needs until sufficient sales are made to develop adequate credit availability under the borrowing formula. The Company's cost of borrowing under the credit agreement has increased from 1.75% to 3.5% over the prime rate of interest as a result of the amendment. The Company has met all of the restrictive covenants under the credit agreement as of March 25, 1995. There can be no assurance that the Company can continue to meet such covenants as of June 24, 1995, the next measurement date, and subsequently.

The Company's capital expenditures were $759,000 in the thirty-nine week period ended March 25, 1995. Total capital expenditures of approximately $800,000 are planned for fiscal 1995, primarily for core systems replacement, lamp production molds and a package design computer system. The Company initiated a system replacement project for all of its core information systems computer hardware and software. Expenditures of $400,000 in fiscal 1995 and $500,000 to $1 million in fiscal 1996 or later will be spent for system reengineering and replacement, with the new systems expected to become operational during fiscal 1996. The Company expects to generate sufficient funds from operations to finance these expenditures.

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


RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1995 COMPARED WITH THIRD QUARTER FISCAL 1994

Net Sales.   Aggregate net sales for the fiscal 1995 third quarter
were $8,087,000, a decrease of $5,775,000 (41.7%) compared to
$13,862,000 in the prior year third quarter.

The Company's largest customer last year accounted for $3.5 million in decreased sales in the current year quarter. In addition, over $1.5 million in anticipated third quarter sales to Mexican customers were lost as a result of the devaluation of the peso. Lamp sales increased 44.5% compared to the third quarter last year, and a minor increase was also achieved in the Company's Replenishment business (3.8%).

The Company's sales volume has declined materially in each of the last several years. It is the Company's belief that economic conditions and other changes in the retail marketplace, along with increased ability on the part of the Company's customers to create their own promotional programs and a shifting customer base, have contributed to the decline in sales volume. While the Company is implementing marketing plans designed to refocus its business and take advantage of this changing retail marketplace, there can be no assurance that further sales declines will not occur for these or other reasons. In addition, the decisions to further reduce the Gift program business and to reduce the level of guaranteed sale business will likely have a continuing adverse impact on the Company's core promotional sales volume.

Following is a comparison of net sales by type of program:

                                        NET SALES
                                   Thirteen Weeks Ended
                                 March             March            Increase
                                25, 1995          26, 1994         (Decrease)
                                --------          --------         ----------

Dollar Days                   $ 3,965,000       $10,251,000      $ (6,286,000)
Replenishment                   2,018,000         1,945,000            73,000
Retail                            123,000           123,000               --
                              -----------       -----------      -------------

Core Promotional Business       6,106,000        12,319,000        (6,213,000)

Lamp                            1,886,000         1,305,000           581,000
Gift                                  --            113,000          (113,000)
Other Specialty Products           95,000           125,000           (30,000)
                              -----------       -----------       ------------

                              $ 8,087,000       $13,862,000       $(5,775,000)
                              ===========       ===========       ============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) decreased from 26.5% in fiscal 1994 to 17.7% in the current year, principally due to increased Lamp sales at lower margins and increased cost of merchandise sold in core business programs, related primarily to the mix of programs sold.

Operating Expenses. Operating expenses increased from $3,018,000 (21.8% of sales) in the fiscal 1994 third quarter to $3,242,000 (40.0% of sales) in fiscal 1995. The increase in costs was primarily the result of increased selling and merchandising costs related to the development of programs for the future.

Interest Expense. The increase of $17,000 was due to increased interest rates and other borrowing costs, net of decreased average borrowing levels in the current year.

Other Income (Expense), Net. Other income of $353,000 in the third quarter of fiscal 1995 resulted from the sale of surplus equipment. The prior year other expense amount of $24,000 was comprised of miscellaneous items.

Earnings (Loss) Before Income Taxes. The decrease of $2,110,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the loss in the third quarter of fiscal 1995 because realization of such benefits is not reasonably assured. No income tax expense was provided on earnings in the third quarter of fiscal 1994, because previously unrecognized deferred income tax benefits and net operating loss deductions from prior years were available to offset income taxes on current earnings. Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in fiscal 1995 and beyond are approximately $17 million for income tax reporting purposes.

Net Earnings (Loss). The decrease of $2,110,000 reflects the combined effect of all the above.


THIRTY-NINE WEEK PERIOD OF FISCAL 1995 COMPARED WITH THIRTY-NINE
WEEK PERIOD OF FISCAL 1994

Net Sales.   Aggregate net sales for the fiscal 1995 nine month
year-to-date period were $42,355,000, a decrease of $15,159,000
(26.4%) compared to $57,514,000 in the prior year-to-date period.

The Company's largest customer last year accounted for $9.5 million in decreased sales in the current year. In addition, the Company's holiday Gift program offering was downsized in the current year as a result of poor performance in the past several years. Gift sales decreased $6.4 million. While a new and different Gift program for 1996 is currently being sold, the Company does not intend to significantly expand this business in the future, given its seasonal nature and the associated inventory and financial risks.

Replenishment sales increased 16.5% compared to last year, and Lamp sales increased 12.8%.

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

The Company's sales volume has declined materially in each of the last several years. While all of the reasons for the sales decline cannot be quantified with precision, planned Gift program reductions and a significant reduction in the amount of guaranteed sales were major contributors to the reduction in sales from fiscal 1993 to 1994, continuing into the third quarter of fiscal 1995. It is the Company's belief that economic conditions and other changes in the retail marketplace, along with increased ability on the part of the Company's customers to create their own promotional programs and a shifting customer base, have contributed to the historical decline in sales volume. While the Company is implementing marketing plans designed to refocus its business and take advantage of this changing retail marketplace, there can be no assurance that further sales declines will not occur for these or other reasons. In addition, as discussed above, the decisions to further reduce the Gift program business and to reduce the level of guaranteed sale business will likely have a continuing adverse impact on the Company's core promotional sales volume.

Following is a comparison of net sales by type of program:

                                      NET SALES
                               Thirty-Nine Weeks Ended
                               March            March           Increase
                              25, 1995         26, 1994        (Decrease)
                              --------         --------        ----------

Dollar Days                 $23,698,000      $33,978,000     $(10,280,000)
Replenishment                 6,626,000        5,686,000          940,000
Retail                          582,000          623,000          (41,000)
                            -----------      -----------     -------------

Core Promotional Business    30,906,000       40,287,000       (9,381,000)

Gift                          2,085,000        8,458,000       (6,373,000)
Lamps                         8,624,000        7,644,000          980,000
Other Specialty Products        740,000        1,125,000         (385,000)
                            -----------      -----------     -------------

                            $42,355,000      $57,514,000     $(15,159,000)
                            ===========      ===========     =============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) decreased from 24.4% in fiscal 1994 to 21.6% in the current year, principally due to increased Lamp sales at lower margins in the current year, and increased cost of merchandise sold in core programs, related primarily to the mix of programs sold, net of reduced levels of customer returns, markdowns and allowances related to improved order execution, fill rate and inventory availability, and decreased guaranteed sales in the current year.

Operating Expenses. Operating expenses decreased from $11,293,000 (19.6% of sales) in the first nine months of fiscal 1994 to $10,133,000 (23.9% of sales) in the same period of fiscal 1995.
The decrease was primarily the result of reduced sales volume and overall operating cost reductions in conjunction with the Company's continuing cost reduction program.

Interest Expense. The decrease of $311,000 was due to decreased average borrowing levels in the current year, net of increased interest rates and other borrowing costs.

Other Income (Expense), Net.  Other income of $355,000 in fiscal
1995 resulted from the sale of surplus equipment. The prior year other expense amount of $134,000 was comprised of miscellaneous items.

Earnings (Loss) Before Income Taxes. The decrease of $2,941,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the loss in the first nine months of fiscal 1995 because realization of such benefits is not reasonably assured. No income tax expense was provided on earnings in the first nine months of fiscal 1994 because previously unrecognized deferred income tax benefits and net operating loss deductions from prior years were available to offset income taxes on current earnings. Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in fiscal 1995 and beyond are approximately $17 million for income tax reporting purposes.

Net Earnings (Loss). The decrease of $2,941,000 reflects the combined effect of all the above.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

                                                             Page

(a)  Exhibits:

24   Acknowledgment of Independent Auditors, filed herein.


(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the thirteen weeks ended March 25, 1995.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACTION INDUSTRIES, INC.
                                        (Registrant)



Date: May 8, 1995                R. Craig Kirsch
                                 ----------------------------
                                 R. Craig Kirsch
                                 Chairman of the Board


Date: May 8, 1995                Kenneth L. Campbell
                                 ----------------------------

                                 Kenneth L. Campbell
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                   Accounting Officer)