Form 10-K
period 1995-06-24
ACTION INDUSTRIES INC
filed 1995-09-22
CIK 2145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________

FORM 10-K

/X/ ANNUAL REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

/ /  TRANSITION REPORT Pursuant to Section 13 or 15(d) of
     the Securities Exchange Act of 1934 (No fee required)
________________________________________________________________

For the fiscal year ended June 24, 1995
________________________________________________________________

Commission File No. 1-6485
________________________________________________________________

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

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
    Title of each class                  on which registered
    -------------------                 ---------------------
Common stock, par value                American Stock Exchange
  $.10 per share
9% Convertible Subordinated
  Debentures Due 1998
________________________________________________________________

Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----       -----
________________________________________________________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                           -----
________________________________________________________________

As of September 11, 1995, the aggregate market value of the
Registrant's common stock held by nonaffiliates of Registrant was approximately $4,164,819.
________________________________________________________________

The number of shares of the Registrant's common stock outstanding at September 11, 1995 was 5,539,458.
________________________________________________________________

Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on December 8, 1995, are incorporated by reference in
Part III of the Form 10-K.
________________________________________________________________


PART I

ITEM 1. BUSINESS

NOTE: References to a fiscal year in this Form 10-K are to the Registrant's fiscal year ending for the five most recent fiscal years on June 24, 1995, June 25, 1994, June 26, 1993, June 27, 1992, and June 29,
1991. Unless otherwise indicated, information is presented for continuing operations.


GENERAL DEVELOPMENTS IN THE BUSINESS - FIVE YEARS ENDED JUNE 24, 1995

Organization and Business. The organization and business of the Registrant and its Subsidiaries (collectively, the "Company") have undergone significant changes beginning in fiscal 1990 and continuing through fiscal 1995 in connection with a major restructuring effort and the Company's response to declining sales.

In fiscal 1990 the Company began to implement a restructuring plan which focused critically on every aspect of its business. This process resulted in a complete reevaluation of the Company's business. While progress was made initially, on-going changes in the retail marketplace necessitated continuing change in order for the Company to position itself for the future. The Company has focused on its core business and the disposal or elimination of those noncore business units and assets which were not profitable or were not consistent with its overall strategic objectives.

In fiscal 1993 continued declining sales and a significant operating loss resulted in the adoption of a strategy to downsize the Company's core business, through the reduction of low margin and/or guaranteed sales business. This strategy was successful in fiscal 1994, as evidenced by improved operating margins from the previous year and a slight profit. This strategy has contributed to continued declining sales in 1994 and 1995.

In fiscal 1995 the decline in sales continued, principally due to significantly reduced business ($9.5 million) with the Company's largest customer of fiscal 1994. In addition, the implementation of the strategy to reduce low margin and/or guaranteed sale business, which is particularly applicable to the Company's seasonal Gift business, was the major contributor to a $6.4 million decrease in Gift sales in fiscal 1995.

The Company's current strategy is focused on development of value-oriented products, programs, displays and services for the retail market to achieve sales stability in its core business, while maintaining or improving gross margin and reducing operating costs and the level of inventories required to operate the business. The Company's growth strategy is focused on its Replenishment business and development of an expanded import agency business. The Company's core information systems and related hardware are being replaced in a project which began over a year ago, and is expected to be completed over the next twelve to eighteen months.

In fiscal 1995 the Company implemented plans to close its plastic manufacturing facility and to sell its lamp business, consistent with the focus on the core business. The Company's retail store in Holland Michigan was closed in September 1995.

The Company's demand for plastics has decreased along with its declining level of sales. Further, many of the Company's plastic items have been replaced with other merchandise which is a better fit, both physically and from a marketing standpoint, with the display vehicles and concepts currently being offered. The Company has arranged to obtain plastic products at prices comparable to its recent manufacturing costs, and does not expect the closing of the manufacturing operation in August 1995 to result in any reduction in sales. Sales of machinery and equipment resulted in a gain of $300,000 in fiscal 1995, and will result in a modest additional gain in fiscal 1996.

The Company's lamp business has had mixed operating results since its inception, generally due to lower than desired gross margin performance. The lamp business has been operated primarily as an "item" business, independent of the Company's core promotional business. The lamp business was sold to a company formed by its management in September of 1995 for approximately the book value of the net assets sold. This business is reported as a discontinued operation.

In September of 1995 the Company announced the resignation of R. Craig Kirsch as its Chairman, President and Chief Executive Officer. T. Ronald Casper was appointed Acting President and Chief Executive Officer and Joel M. Berez was elected Chairman of the Board.

Declining sales and related reductions in inventories in recent years, as well as planned further reductions of inventories in fiscal year 1996 and beyond (including significant reduction of bulky plastic inventories), have significantly reduced the Company's need for warehouse space. As a result, the Company agreed in September of 1995 to terminate the lease on its headquarters office/warehouse facility (where it has been the sole tenant) and to enter into a new lease as a sub-tenant for significantly reduced space in this facility. The new arrangements are operating leases, and will materially reduce the Company's future occupancy costs. In addition, it is expected that the new arrangements will provide the Company's landlord in the facility with sufficient cash flow to begin to repay a $3.5 million note receivable due to the Company from its sale/leaseback of the facility in 1991.

Restructuring charges of $5.1 million were recorded in fiscal 1993, including severance and other personnel costs associated with downsizing, and the writeoff of inventories and computer software costs. Also related to restructuring, the Company sold substantially all the assets of Action Nicholson Color Company (ANC), a wholly-owned subsidiary, in April of 1994. ANC is reported as a discontinued operation. Prior restructuring activities have included the liquidation of Action Tungsram, Inc., an affiliated company, and the sale/leaseback of the Company's headquarters which was completed in fiscal 1991.
Fiscal 1991 was not impacted by restructuring charges. In fiscal 1992 the Company continued the restructuring process, including reorganization of several areas of the Company, with the emphasis on improving customer service and execution of customer orders. Severance and other costs associated with these 1992 decisions were adequately covered by restructuring charges taken in fiscal 1990.


DESCRIPTION OF BUSINESS AND MARKETING SEGMENT

The Company is the successor to a business which was founded in 1917 and incorporated in 1946. In 1969 the Company first sold its common stock in the public market. For more than thirty years the Company's principal business has been the sale of comprehensive promotional programs to retailers, including DOLLAR-AMA (Registered Trademark) and others. More recently, the Company introduced ACTION EXPRESS (Registered Trademark) and in 1995 POWER PALLET (Trademark) and other similar programs designed to provide a broad range of value-oriented products, programs, displays and services to meet the traditional promotional objectives of the retailer and reduce the need for in-store labor. The Company's current focus is on its core promotional business consisting of two distinct business-marketing units designed to meet the needs of both its retail customers and the consumer as follows:

     1. "Core" Promotions, which concentrate on the development of innovative promotional programs designed to increase sales and profitability for the retail industry. Included in this area historically has been a Christmas Gift program designed to take advantage of the holiday selling season;

     2. Replenishment, which focuses on "store within a store" concepts using a combination of promotional programs, themed events, and other selected items.

The sale of the Company's lamp business in September of 1995 will result in elimination of substantially all of the Specialty Products business, which has been the Company's "Item" business, wherein proprietary branded lines of merchandise have been sold independent of any promotional programs.

The principal product categories sold by the Company are housewares (kitchenware, cleaning aids, food storage), plastic products for the home, picture frames, toys, stationery, closet accessories, health and beauty aids and the like.

In fiscal 1995 one of the Company's customers accounted for 11.6% of consolidated net sales. In fiscal 1994 another customer accounted for 15.3% of consolidated net sales. Business with the 1994 large customer decreased significantly in fiscal 1995, as a result of the customer's directing its business with the Company to smaller/older stores as compared to a much broader scope of stores in fiscal 1994. In fiscal 1993 no single customer accounted for more than 10% of consolidated net sales. The Company currently has several large customers, however, which are significant to its business. In fiscal 1995 the Company sold in excess of $1 million to each of 11 customers who, in the aggregate, accounted for 48% of consolidated net sales. In fiscal 1994 the Company sold in excess of $1 million to each of 19 customers who, in the aggregate, accounted for 57% of consolidated net sales. The loss of any large customer could have an adverse effect on the Company.

There are no long-term arrangements or contracts which obligate any customer to purchase from the Company. The Company generally receives firm orders from its customers only a short time before shipment and consequently has no significant dollar amount of backlog of firm orders.

In its promotional retail marketing programs (DOLLAR-AMA [Registered Trademark], deep discount Gift promotions, ACTION EXPRESS [Registered Trademark] and others), the Company sells selected assortments of its products to retailing chains in various trading areas at different times throughout the year, and generally furnishes promotional advertising and display materials, sometimes including related newspaper circulars and inserts for advertising the merchandise. While newspaper circulars were a major part of the Company's programs in the past, this activity has been decreasing for the last several years, to the point where it is utilized in only a small part of the Company's business at present.

The Company sells these assortments of merchandise to its customers at fixed percentage discounts from the retail prices at which the merchandise is advertised for sale to the consumer, resulting in uniform overall profitability to the Company's customers. The overall profitability to the Company of the promotional programs depends upon the aggregate costs of the various items included in the assortments. The assortments are continually under review, items being added or discontinued from time to time, based upon customer demand and overall profitability to the Company.

Promotional programs are the principal marketing vehicle for the Company's products. Promotional programs, which enhance sales volume and store traffic as compared to the results which might be attained independent of such programs, are the Company's primary area of expertise. The Company believes all of the items in its merchandise line are marketable independent of its promotional programs.

The Company's Gift program business is seasonal to the Christmas selling season. In recent years including fiscal 1995, approximately 50% to 70% of the Company's annual Gift volume has been sold in the Company's second quarter (October, November and December). As a result, the commitments to purchase Gift inventories must be made early, in advance of the selling season, and inventory levels are more difficult to adjust as sales volume fluctuates. In addition, as the mix of its customer base has changed in recent years to major drug store and grocery store chains, the demand for guaranteed sales has increased. In 1993 and 1994 approximately 50% of the Gift program was sold under guaranteed sales terms. Significant execution problems and excessive returns in 1993 resulted in planned reduction of the business in 1994. While the problems of 1993 were overcome in 1994, the Gift program still did not meet the Company's expectations and, as a result, the Company offered a significantly reduced Gift program principally on a non-guaranteed basis in fiscal 1995.


RISK ELEMENTS OF THE COMPANY'S BUSINESS

The Company is currently subject to many business risks which could adversely affect its financial condition and/or ability to operate at a reasonable level of profitability. Many of these risks are inherent in any business, while others, the Company believes, warrant specific discussion:

Recession. While few businesses are immune to potential adverse impact in a recessionary environment, the Company believes it may have substantial exposure in a prolonged period of recession. Customers often turn to the Company in periods of economic slowdown to improve retail store sales and traffic through promotional programs designed to generate additional business. On the other hand, economic slowdown may tend to adversely affect the financial health of the Company's customers, which can result in pressure to reduce inventories and consequently the cancellation or reduction in volume of orders for the Company's promotional programs. Additionally, many of the Company's retailer customers are already heavily leveraged, resulting in risk of the Company's loss of the account or inability to collect accounts receivable from the customer.

Guaranteed Sales. In recent years the Company has experienced increased demand for sales terms whereby the customer retains the right to return goods which remain unsold at the close of the promotional period. As of June 24, 1995 the Company's financial statements include approximately $3.2 million in net sales and accounts receivable, representing the estimated sales, net of returns, arising from shipments subject to customer return privileges (i.e., guaranteed sales). The Company believes it absorbed a significant decrease in sales in fiscal 1995 and 1994 as a result of its concerted effort to reduce guaranteed sales. Gross margins, however, have improved as a result of this action.

As a result of order execution difficulties during fiscal 1993, the Company experienced customer returns and other costs in excess of its historical experience with guaranteed sale business. While the demand for such sales has continued, the Company has successfully reduced guaranteed sale business with many of its existing customers, and did not accept new guaranteed sale programs with new customers without adequate compensation and risk reduction provisions. The Company's business with several of its ongoing customers continues to be sold under guaranteed sale provisions. The Company's efforts to reduce its level of guaranteed sale business have resulted in significant lost sales volume.

Sales Decline. The Company's sales volume has declined materially in each of the last five fiscal years. While all of the reasons for the sales declines cannot be quantified with precision, significantly reduced business ($9.5 million) with the Company's largest customer in 1994 was the principal reason for the decrease in sales in 1995. In addition, planned reductions of the Gift program and reduction in the amount of guaranteed sales were also major contributors to the reduction in sales from fiscal 1994 to 1995 and from 1993 to 1994. It is the Company's belief that economic conditions and other changes in the retail marketplace, along with increased ability on the part of the Company's customers to create their own promotional programs, and a shifting customer base, have contributed to the historical decline in sales volume. While the Company continues to implement marketing plans designed to refocus its business and take advantage of this changing retail marketplace, there can be no assurance that further sales declines will not occur for these or other reasons. In addition, as discussed above, the decisions to further reduce Gift program business and to minimize the level of guaranteed sale business will likely have a continuing adverse impact on the Company's core promotional sales volume in fiscal 1996 and beyond.


PRODUCTS

The products sold by the Company consist of imported products, Company-manufactured products, and products purchased from other United States manufacturers and suppliers.

The breakdown of consolidated net sales by source is as follows:

                                             Fiscal Year
                                  ---------------------------------
                                  1995           1994          1993
                                  ----           ----          ----

Imported Products                  72%            75%           76%

Company-manufactured Plastics      15%            17%           16%

Domestic Products                  13%             8%            8%
                                  ----           ----          ----
                                  100%           100%          100%
                                  ====           ====          ====

Imported Products

Imported products currently consist of approximately 600 items. Most of these items are manufactured and packaged to the Company's specifications under the Company's brand names. Imported products are purchased from various manufacturers in twenty countries, primarily in the Far East and Europe.

The Company's importing activities are subject to the effects of inflation and fluctuations in the value of the U.S. dollar in relation to other currencies, as well as various other economic and political risks, the effects of which cannot be quantified. It is the Company's practice to purchase in U.S. dollars wherever possible, and to continually evaluate these risks, as well as the cost and availability of merchandise from all of its product sources, and to change suppliers and countries of origin as necessary to meet its purchasing objectives. While the Company considers its current sources of supply adequate for its operations and has generally been successful at developing alternative sources of supply, there can be no assurance that suitable merchandise from foreign countries will continue to be available to the Company at satisfactory U.S. dollar prices, or that it will not become necessary to develop new sources in other foreign countries or to purchase increasing quantities of merchandise from manufacturers in the United States at prices which could be higher than the Company's present sources.

Company-manufactured Plastics

Until August of 1995 the Company manufactured in its own plant (located at its headquarters facility) more than 100 plastic housewares items, such as wastebaskets, laundry baskets, pails, food storage containers, tumblers, storage bins, and the like. As a result of declining sales volume and a decreasing proportionate use of plastics in existing business, the Company has closed its manufacturing facility, and has made arrangements to meet its needs for plastic products through outside purchases from both domestic and import sources. The Company expects to be able to acquire plastic products at prices which permit the Company to meet its operating needs. There can be no assurance that suitable supplies will continue to be available to meet future needs at prices which will permit the Company to maintain its present sales volume and/or gross margin levels.

Products Purchased from Other United States Manufacturers and Suppliers

Domestically manufactured products purchased from others currently consist of approximately 100 items sold in the Company's promotional programs and independent of those programs. As with its imported products, while the Company considers its current sources of supply adequate for its operations, there can be no assurance that suitable merchandise from domestic manufacturers will continue to be available to the Company at satisfactory prices, or that it will not become necessary to develop new sources or to purchase increasing quantities of merchandise at prices which could be higher than the Company's present sources. Generally, however, there are competitive sources and products available in the marketplace.


COMPETITION

The business of importing and marketing the categories of merchandise sold by the Company is highly competitive. While the Company has experienced some competition recently from certain importers in terms of "direct import" promotional programs, no competitor is known to provide the breadth of program selection and services which the Company does. The Company however, does compete with a large number of firms, many of which have greater financial resources, including large manufacturers selling branded promotional items, the retailers' own internally developed promotional programs, wholesalers and importers.

The Company's promotional programs, which in the fiscal year ended June 24, 1995 accounted for approximately 97% of net sales, constitute the Company's principal method of competing with other suppliers of like merchandise to retail chains. The Company endeavors to provide a broad range of value-oriented products and programs, as well as merchandising and point-of-sale displays and other promotional support materials and services in a unique fashion, responsive to the retailers' needs. The success of the promotional programs depends on achieving the goal of increasing sales and enhancing gross margin contribution in the stores of the Company's customers.

The Company believes it is the leading independent marketer of promotional programs to the retail trade. The Company's principal competition in providing these programs often comes from its own customers, most of whom have the capabilities to conduct promotional programs internally. The Company's success at building sales and store traffic and providing the retailer with comprehensive, turnkey programs (including promotional merchandise with consistent, reasonable profit margins for the retailer) are the Company's basis for competition with the internally created promotions of its customers.


SEASONALITY

Fluctuations in sales of the Company's DOLLAR-AMA and similar promotions from quarter to quarter reflect the cumulative result of individual decisions made by various customers with regard to the timing and placement of orders. Sales of the Company's Gift programs are seasonally highest in the Company's second fiscal quarter. The December quarter has accounted for approximately 50% to 70% of the annual volume for Gift sales during the last three fiscal years.


TRADEMARKS HELD, AND LICENSES AND FRANCHISES GRANTED

The Company's trademarks - DOLLAR-AMA (Registered Trademark), DOLLAR POWER (Registered Trademark) and others - are recognized by consumers throughout the United States, and represent the basic concepts under which the Company's promotional programs are sold. Trademarks are considered to be an integral part of the Company's ability to market its promotional program business. Trademark rights endure as long as the Company continues to properly use them in the conduct of its business.

In connection with the majority of the Company's promotional program sales, licenses to use DOLLAR-AMA (Registered Trademark) and other trademarks are granted to stores in various geographic trading areas throughout the year. The licenses are granted at no additional cost to the customer (the Company charges only for the merchandise provided) for limited periods of time, usually one to two weeks, during which the licensed stores advertise their sales of the Company's merchandise.


EMPLOYEES

At August 31, 1995 the Company employed 255 regular employees (including 90 represented by a labor union) and 79 temporary employees. At August 31, 1994 it employed 321 regular (including 90 represented by a labor union) and 64 temporary employees. The decrease is primarily due to decreased manufacturing and distribution activity in August of 1995 and work force reductions related to downsizing during the year. The Company considers its working relationship with the business agent for its union employees to be good. The Company communicates regularly with union representatives to resolve any issues or conflicts.


ITEM 2. PROPERTIES

The Company occupies the following facilities:

Headquarters. The Company's corporate headquarters and primary distribution center are located in a 580,000-square foot building on a 43-acre tract of land in Harmar Township, Pennsylvania (near
Pittsburgh). The facility is leased from Allegheny Capital Growth Limited Partnership.

Other Distribution Facilities. The Company presently occupies about 55,000 square feet at an additional distribution facility in Mt. Vernon, Ohio. The facility is occupied under a short-term lease arrangement permitting the Company to expand or contract its space to accommodate the Company's fluctuating inventory and distribution volume.

Other Facilities. Lease obligations remain for one office and one retail store location. Both of these facilities are sublet to other businesses.


ITEM 3. LEGAL PROCEEDINGS

The Company previously reported an adversary action against the Company and some 50 other defendants, filed on August 16, 1994 by the Official Committee of Unsecured Creditors of Phar-Mor, Inc. in the United States Bankruptcy Court, Northern District of Ohio, and subsequently transferred to the United States District Court for the Western District of Pennsylvania. The Official Committee sought the recovery of approximately $75 million (about $2.6 million in the case of Action Industries) paid to the defendants for Phar-Mor shares tendered by them in a July 1991 tender offer. The claim was based upon allegations that at the time of the tender offer Phar-Mor was insolvent or had unreasonably small capital, and, therefore, the transfers pursuant to the tender offer constituted fraudulent conveyances. On August 22, 1995, summary judgment was entered in favor of the Company and the other defendants. In September 1995, the Official Committee filed an appeal of this decision.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and business experience of the Company's executive officers are set forth below.

Kenneth L. Campbell, 48.  Mr. Campbell has served as Senior Vice
President, Finance and Chief Financial Officer since 1989. He has been an executive officer of the Company since his employment in 1984.

T. Ronald Casper, 51. Mr. Casper was appointed as Acting President and Chief Executive Officer on September 7, 1995. Since 1988, he has been Managing Director of Cornerstone Capital Advisors, Ltd., a merchant banking organization, of which he is a co-founding principal. Mr. Casper serves under a contract between the Company and Cornerstone, and is not an employee of the Company. He had been a consultant to the Company, reviewing its strategic plans, for about two months prior to his appointment.

Robert I. Christian, 43. Mr. Christian joined the Company in May 1994 as Senior Vice President, Sales. An experienced sales executive with several major companies, his most recent prior positions include serving from 1993 as National Sales Manager for Goody Products, Inc., a personal grooming products distributor, and serving from 1989 to 1993 as National Sales Manager for McNeil Specialty Products Company (a division of Johnson & Johnson), a food products distributor.

Robert P. Garrity, 45. Mr. Garrity joined the Company in January 1994 as Senior Vice President, Operations. He had previously been employed for seventeen years by Price Waterhouse, an independent accounting firm, where he most recently served as Director of Middle Market Consulting. In his capacity with Price Waterhouse, Mr. Garrity had been a consultant to the Company in 1993 in connection with the Company's installation of a new distribution system.

Linda S. Wyckoff, 47. Ms. Wyckoff is Vice President, General Counsel and Secretary of the Company. An officer of the Company since 1984, she has served as General Counsel since 1989 and Secretary since 1990. She has been employed by the Company since 1974.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The Company's common stock is traded on the American Stock Exchange (trading symbol ACX). The following table sets forth the high and low sale prices of the stock during each quarter of the last two fiscal years:


    FISCAL YEAR 1995                  FISCAL YEAR 1994
    ----------------                  ----------------
                    High     Low                      High     Low
                    ----     ---                      ----     ---
    First Quarter   2-1/2   2         First Quarter   2-7/16  1-1/4
    Second Quarter  2-5/16  1-5/8     Second Quarter  2-11/16 1-5/8
    Third Quarter   2-1/8   1-5/16    Third Quarter   3-1/16  2-1/16
    Fourth Quarter  1-1/2     15/16   Fourth Quarter  2-9/16  2-1/16


There are approximately 1,300 holders of record of the Company's common stock, including brokers named on listings provided by clearing agencies. It is estimated that these holders represent approximately 2,700 beneficial owners of the Company's stock.

The Company's Board of Directors has not declared cash dividends during the last two fiscal years and has no present plans to do so.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands except per share amounts)

OPERATING RESULTS

                                                         1995       1994       1993        1992       1991
                                                       --------   --------   --------    --------   --------

Net Sales                                              $ 45,088   $ 60,049   $  76,684   $ 84,059   $ 100,921
Cost of Products Sold                                    34,374     44,527      62,725     58,360      74,981
                                                       ------------------------------------------------------
Gross Margin                                           $ 10,714   $ 15,522   $  13,959   $ 25,699   $  25,940

Earnings (Loss) from Continuing Operations (a)(b)      $ (2,907)  $    128   $ (10,390)  $  5,557   $   2,842
                                                       ------------------------------------------------------
Earnings (Loss) Per Share from Continuing
   Operations (a)                                      $  (0.52)  $   0.02   $   (1.88)  $   0.97   $    0.51
Cash Dividends                                              -          -          -           -          -
Weighted Average Shares Outstanding                       5,539      5,561       5,539      5,738       5,600
                                                       ------------------------------------------------------

BALANCE SHEET DATA

Total Assets                                           $ 39,546   $ 39,363   $  56,873   $ 66,137   $  61,590
Long-Term Debt                                         $  7,854   $  8,487   $   9,022   $  9,427   $  11,141
                                                       ======================================================

(a)  Losses for 1993 include $5,123,000 of restructuring costs.   Net earnings for 1992 include deferred
     income tax credits of $500,000.  The loss for 1990 includes $12,942,000 restructuring costs.

(b)  Excludes losses from discontinued operations in 1995 of $808,000 ($0.15 per share, in 1994 of $3,000, in 1993 of $3,990,000 ($0.72 per share), in 1992 of $1,697,000 ($0.30 per share), and in 1991 of
     $297,000 ($0.05 per share).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

OVERVIEW

The Company has experienced declining sales in its traditional promotional business in recent years. The decline continued in fiscal 1995 principally due to significantly reduced business ($9.5 million) with the Company's largest customer of fiscal 1994, as a result of the decision by that customer to utilize the Company's programs only in a small group of its stores in 1995. Also contributing to the decrease in sales was the Company's implementation in 1994 of the strategy to downsize the Company's core business by reducing low margin and/or guaranteed sale business. This strategy is particularly applicable to the Company's Gift business, which has historically had a high incidence
of guaranteed sale provisions, and which is also highly seasonal.   A
significant percentage of the Company's Gift sales in the year ended June 25, 1994 was shipped on a guaranteed sale basis. As a result, the Company did not offer its traditional Gift program for the 1995 fiscal year, rather it offered a limited Gift program on a non-guaranteed basis. A new Gift program has been developed for sale in fiscal 1996 which has been offered on a limited basis with the intent of further development for the future. Gift sales decreased $6.4 million from 1994 to 1995.

The Company experienced additional lost sales opportunities in fiscal 1994 and 1995 in programs other than Gift because certain customers elected not to buy the Company's programs without guaranteed sales terms.

The Company does not expect the closing of its plastic manufacturing facility to result in any reduction in sales in the future, since replacement products are available. Sales of the discontinued lamp business are not included in reported sales in the Company's financial statements, and are not expected to be replaced.

The historical decline in sales is the result of many factors, including a changing retail marketplace, the increasing complexity of the promotional business itself, and strategic decisions to exit or downsize unprofitable product lines. In fiscal 1993 an imbalance between specific item inventory on hand and actual customer demand for specific items resulted in poor customer order execution and decreased order fill rates. This was exacerbated by insufficient cash resources to support the Company's merchandise buying strategy, which continued until December of 1992. Since then the Company has been able to properly finance the majority of its inventory needs, and accordingly, has experienced improved results in both order fill rates and on-time shipping, which the Company believes to have contributed to improved gross margins.

Restructuring charges of $5.1 million were reported in fiscal 1993, and the Company took a $2.2 million charge to write down its investment in its discontinued Action Nicholson Color Company (ANC) subsidiary to estimated realizable value. Substantially all of the operating assets of ANC were sold in April 1994 at a price which included partial payment at closing and future consideration based on future sales. The estimated realizable value of the future consideration has been reduced, and the carrying amount of the anticipated future proceeds has been written down to net realizable value as of June 24, 1995.


LIQUIDITY AND CAPITAL RESOURCES

The major source of cash during the 1995 fiscal year was short-term borrowings. Operating losses and increased accounts receivable and inventories were the primary uses of cash. Working capital of $12.8 million at June 24, 1995 decreased from $16.4 million at June 25, 1994. The current ratio at June 24, 1995 was 1.76, decreased from 2.37 at June 25, 1994. The long-term debt to equity ratio (including the sale/leaseback financing obligation) was 0.60, increased from 0.50 at June 25, 1994. The changes in these ratios were primarily the result of the operating results during the period and other matters discussed above.

Cash and cash equivalents were $567,000 at June 24, 1995 as compared to $800,000 at June 25, 1994. Cash balances fluctuate daily to meet operating requirements.

Accounts receivable of $9.9 million at June 24, 1995 increased from $8.9 million at June 25, 1994, as a result of increased sales in the month of June and the fourth quarter taken as a whole in the current year.

Inventories of $18.1 million increased from $17.6 million at June 25, 1994. The increase is temporary in nature, related to the timing of delivery of merchandise. Inventory reductions are anticipated for the 1996 fiscal year, as the Company continues to pursue its inventory reduction plan.

Aggregate borrowings (notes payable and long-term debt) increased from $13.9 million at June 25, 1994 to $18.0 million at June 24, 1995 as a result of losses incurred in the current year. Letters of credit outstanding decreased from $1.6 million at June 25, 1994 to $909,000 at June 24, 1995 as a result of reduced purchasing under the Company's inventory reduction plan.

Accounts payable of $4.4 million at June 24, 1995 were comparable to $4.3 million at June 25, 1994.

The Company's Credit Agreement provides for up to $17 million in committed credit lines through January of 1996. Negotiations have been finalized to extend the agreement through June of 1997 under substantially the same terms, except that the aggregate amount of available credit will be reduced to $15 million through December of 1995 and $10 million through June of 1997, consistent with the Company's anticipated needs. Availability under the line is further limited by the level of eligible accounts receivable and inventories.

The Company believes the credit available under its borrowing arrangements, together with funds expected to be generated from operations (including anticipated reduction of inventories) are sufficient to meet its operating needs.

The Company's capital expenditures were $759,000 in fiscal 1995, primarily for core systems replacement and a package design computer system. The Company initiated a system replacement project for all of its core information systems computer hardware and software in 1994. Future expenditures of $700,000 to $1 million will be made in fiscal 1996 or later in connection with this project.

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


RESULTS OF OPERATIONS

Fiscal 1995 Compared with Fiscal 1994

Net Sales.   Aggregate net sales for fiscal 1995 were $45,088,000, a
decrease of $14,961,000 (24.9%) compared to $60,049,000 in the prior year.

Sales to the Company's largest customer in 1994 decreased $9.5 million in the current year as a result of that customer's decision to use the Company's programs in a limited manner in 1995. In addition, Gift program sales decreased $6.4 million as a result of the Company's decision to reduce the offering of this program in order to reduce guaranteed sales and improve gross margins while developing an improved Gift program for the future.

The Company's sales volume has declined materially in each of the last several years. It is the Company's belief that economic conditions and other changes in the retail marketplace, along with increased ability on the part of the Company's customers to create their own promotional programs and a shifting customer base, have contributed to the decline in sales volume. While the Company is implementing marketing plans designed to refocus its business and take advantage of this changing retail marketplace, there can be no assurance that further sales declines will not occur for these or other reasons. In addition, the decisions to reduce the Gift program business and to reduce the level of guaranteed sale business will likely have a continuing adverse impact on the Company's core promotional sales volume.

Following is a comparison of net sales by type of program:


                                          NET SALES
                                -------------------------------
                                       Fiscal Year Ended               Increase
                                June 24, 1995     June 25, 1994       (Decrease)
                                -------------     -------------       ----------

Dollar Days                      $31,933,000       $41,257,000      $ (9,324,000)
Replenishment                      9,560,000         8,224,000         1,336,000
Retail                               643,000           785,000          (142,000)
                                 -----------       -----------      -------------
Core Promotional Business         42,136,000        50,266,000        (8,130,000)

Gift                               2,122,000         8,521,000        (6,399,000)
Other Specialty Products             830,000         1,262,000          (432,000)
                                 -----------       -----------      -------------

                                 $45,088,000       $60,049,000      $(14,961,000)
                                 ===========       ===========      =============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) decreased from 25.8% last year to 23.8% in the current year, principally due to increased cost of merchandise sold in core business programs, related primarily to the mix of programs sold and increased plastic manufacturing costs related to the lower level of production in 1995.

Operating Expenses. Operating expenses decreased from $13,245,000 (22.1% of sales) in fiscal 1994 to $12,461,000 (27.6% of sales) in fiscal 1995. The increase in costs as a percentage of sales was primarily the result of increased selling and merchandising costs related to the development of programs for the future, and the lower level of sales in 1995.

Interest Expense. The decrease of $238,000 was due to lower average borrowing levels in the current year net of increased interest rates and other borrowing costs.

Other Income (Expense), Net. Other income of $674,000 in fiscal 1995 includes a gain on the sale of property in Mt. Clemens Michigan (site of a previously discontinued operation) in the amount of $950,000 and gains from the sale of plastic production equipment of $296,000, net of the writedown of the estimated value of remaining amounts due from the prior sale of Action Nicholson Color Company of $518,000 and other miscellaneous items. The prior year income amount of $77,000 was comprised of miscellaneous items.

Earnings (Loss) From Continuing Operations Before Income Taxes.
Earnings (Loss) decreased from earnings of $128,000 in fiscal 1994 to a loss of $2,907,000 in fiscal 1995. The decrease of $3,035,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the loss in fiscal year 1995 because realization of such benefits is not reasonably assured. No income tax expense was provided on earnings in fiscal year 1994, because previously unrecognized deferred income tax benefits and net operating loss deductions from prior years were available to offset income taxes on current earnings. Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in fiscal 1995 and beyond are approximately $20 million for income tax reporting purposes.

Earnings (Loss) From Continuing Operations. The decrease of $3,035,000 reflects the combined effect of all the above.

Loss From Discontinued Operation. In fiscal 1995 the Company adopted a plan to sell its lamp business, and completed the sale in September of 1995. Operating losses of $808,000 for 1994 were reclassified.

Net Earnings (Loss). The decrease of $3,840,000 reflects the combined effect of all the above.


Fiscal 1994 Compared with Fiscal 1993

Net Sales.   Aggregate net sales for fiscal 1994 were $60,049,000, a
decrease of $16,635,000 (21.7%) compared to $76,684,000 in the prior year. The Company's Dollar Days, Replenishment, Gift and Retail sales all decreased in comparison to the prior year. The decreases were primarily the result of the Company's "downsizing to profitability" strategy, which focused on the elimination of low margin and/or guaranteed sale business, as discussed above. This strategy resulted in a 44% reduction in the Company's Gift business sales, which often involve guarantees and are also subject to significant seasonal sales risks. Dollar Days and other sales were also lost as a result of the efforts to reduce guaranteed sale business. Reduced Replenishment sales were related to lower initial store setup orders in the current year, and reduced retail store sales are related to operating one retail store in 1994 after closing two of the Company's three stores during the prior year. The Company has experienced declining sales in its traditional Promotional business in recent years, in the form of reduced repeat business and order reductions. Further, the Company has continued to experience changes in its customer base, with a higher proportion of its business currently being done with supermarkets and drug stores and with smaller discounters, resulting in a tendency toward smaller individual promotions and reduced order sizes. Much of the Company's business continues to be done with large customers. Improvements were made in customer order fill rates and on-time deliveries in 1994. Order execution problems experienced in 1993 were resolved during fiscal 1994.

Following is a comparison of net sales by type of program:

                                           NET SALES
                                -------------------------------
                                       Fiscal Year Ended               Increase
                                June 25, 1994     June 26, 1993       (Decrease)
                                -------------     -------------       ----------

Dollar Days                      $41,257,000       $44,787,000      $ (3,530,000)
Replenishment                      8,224,000        11,979,000        (3,755,000)
Retail                               785,000         1,774,000          (989,000)
                                 -----------       -----------      -------------
Core Promotional Business         50,266,000        58,540,000        (8,274,000)

Gift                               8,521,000        15,113,000        (6,592,000)
Other Specialty Products           1,262,000         3,031,000        (1,769,000)
                                 -----------       -----------      -------------
                                 $60,049,000       $76,684,000      $(16,635,000)
                                 ===========       ===========      =============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) increased from 18.2% in 1993 to 25.8% in the 1994, principally due to:

1) decreased cost of merchandise sold, related primarily to the mix of programs sold and improved inventory availability, resulting in a 2% improvement to gross margin as a percentage of net sales;

2) reduced levels of customer returns, markdowns and allowances, and freight costs related to improved order execution, fill rate and inventory availability in the current year, and the Company's efforts to reduce guaranteed sales, resulting in gross margin improvement of 4% to 5% of net sales; and

3) improved plastics production costs, as a result of favorable material prices and increased non-promotional plastic sales, resulting in improved plastics contribution to margin of 1-1/2% of net sales.

Operating Expenses. Operating expenses decreased from $18,207,000 (23.7% of sales) in fiscal 1993 to $13,245,000 (22.1% of sales) in fiscal 1994. The decrease was primarily the result of reduced sales volume and overall operating cost reductions in conjunction with the Company's continuing cost reduction program, including reductions in personnel and other costs related to restructuring.

Interest Expense. The decrease of $125,000 was due to decreased average borrowing levels in the current year, net of increased interest rates and other borrowing costs.

Other Income (Expense), Net. Other expense of $77,000 in fiscal 1994 represented miscellaneous items. The prior year income amount of $1,178,000 was comprised of income of $1,116,000 from the Company's investment in Action Tungsram, a joint venture in liquidation, and miscellaneous items.

Earnings (Loss) From Continuing Operations Before Income Taxes.
Earnings (Loss) increased from a loss of $10,390,000 in fiscal 1993 to earnings of $128,000 in fiscal 1994. The increase of $10,518,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income taxes were provided on earnings in fiscal year 1994 because previously unrecognized deferred income tax benefits and net operating loss deductions from prior years are available to offset income taxes on current earnings. No income tax benefits were provided on the loss in fiscal 1993 because realization of such benefits was not reasonably assured.

Earnings (Loss) From Continuing Operations. The increase of $10,518,000 reflects the combined effect of all the above.

Loss From Discontinued Operation. In fiscal 1993 the Company adopted a plan to sell its Action Nicholson Color Company subsidiary (ANC). A charge of $2,176,000 was recorded in 1993 to write down the Company's investment in ANC to estimated net realizable value. Operating losses of $1,028,000 for 1993 were reclassified. ANC was sold in April 1994.

Net Earnings (Loss). The increase of $14,505,000 reflects the combined effect of all the above.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules included as part of Item 14 appearing on Page 23 of this Form 10-K Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements between the Company and its independent accountants concerning matters of accounting principles or practices or financial statement disclosures.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by Item 10 is contained in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders and is incorporated herein by reference. The information concerning Directors is set forth under the caption "Election of Directors" on page 2, and the information concerning compliance with the Section 16(a) requirements of the Securities Exchange Act of 1934 is set forth under the caption "Compliance with Certain Filing Requirements" on page 8. The information concerning executive officers required by Item 10 is contained at the end of Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

The information concerning executive compensation required by Item 11 is contained in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders under the caption "Compensation of Directors and Executive Officers" on pages 9-15 and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by Item 12 is contained in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders. Information concerning the security ownership of management is set forth under the caption "Security Ownership of Management" on pages 6-7, and information concerning the security ownership of certain other beneficial owners is found under the caption "Security Ownership of Certain Others" on page 7, which portions are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is contained in the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders under the caption "Family Relationships" and "Business Relationships, Transactions with Management and Involvement in Legal Proceedings" on page 8 and is incorporated herein by reference.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)   The following documents are filed as part of this report:

1. Financial Statements

   Report of Independent Auditors

   Consolidated Balance Sheets at
   June 24, 1995 and June 25, 1994

   Consolidated Statements of Operations for the years ended June 24, 1995, June 25, 1994, and June 26, 1993

   Consolidated Statements of Shareholders' Equity for the years ended June 24, 1995, June 25, 1994, and June 26, 1993

   Consolidated Statements of Cash Flows for the years ended June 24, 1995, June 25, 1994, and June 26, 1993

   Notes to Consolidated Financial Statements


2. Financial Statement Schedules

   For the years ended June 24, 1995, June 25, 1994, and June 26, 1993 (as required)

   Schedule II - Valuation and Qualifying Accounts

Other schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.


3. Exhibits:

 3.1  Articles of Incorporation, as amended, filed as
      Exhibit 3.1 to 1994 Form 10-K and incorporated herein by reference.

 3.2  Bylaws, as amended, filed as Exhibit 3.2 to 1992
      Form 10-K and incorporated herein by reference.

 4.1  Amendment 2 to Form S-1 Registration Statement
      (File No. 2-31014), filed April 1, 1969 and incorporated herein by reference.

 4.2  Amendment 1 to Form S-1 Registration Statement
      (File No. 2-42809), filed January 26, 1972 and incorporated herein by reference.

 4.3  Amendment 1 to Form S-8 Registration Statement
      (File No. 2-44531), filed October 15, 1972 and incorporated herein by reference.

 4.4  Amendment 4 to Form S-7 Registration Statement
      (File No. 2-59334), filed September 21, 1977, and
      Form of Indenture dated as of September 15, 1977, filed as an Exhibit thereto, both incorporated herein by reference. First Supplemental Indenture dated as of May 15, 1982, filed September 23, 1983 and incorporated herein by reference.

 4.5  Amendment 2 to Form S-2 Registration Statement
      (File No. 2-81849), filed April 6, 1983, and Form of Indenture dated as of April 1, 1983, filed as
      Exhibit 4.2 thereto, both incorporated herein by reference. Supplemental Indenture dated as of August 31, 1983, filed as Exhibit 4.5 to 1984 Form
      10-K and incorporated herein by reference.

 4.6 Form S-8 Registration Statement No. 33-48361, filed June 3, 1992 and incorporated herein by reference.

 4.7 Form S-8 Registration Statement No. 33-48362, filed June 3, 1992 and incorporated herein by reference.

10.1 Letter dated July 31, 1990 regarding employment and retirement agreement of Ernest S. Berez, filed as Exhibit 10.5 to 1990 Form 10-K and incorporated herein by reference.

10.2  Deferred Compensation arrangement, filed as
      Exhibit 10.2 to 1994 Form 10-K and incorporated herein by reference.

10.3  Stock Option Plan, filed as Exhibit 10.10 to 1990
      Form 10-K and incorporated herein by reference.

10.4 Nonemployee Director Stock Option Plan, filed herein as Exhibit 10.10 to 1992 Form 10-K and incorporated herein by reference.

10.5  Deferred Compensation Plan for Directors of Action
      Industries, Inc., filed herein.

10.6 Plan of Liquidation of Action Tungsram, Inc., dated April 25, 1990, filed as Exhibit 10.12 to
      1990 Form 10-K and incorporated herein by reference.

10.7  Addendum to Plan of Liquidation of Action
      Tungsram, Inc., dated April 30, 1993, filed as
      Exhibit 10.24 to 1993 Form 10-K and incorporated herein by reference.

10.8  Employment Agreement dated March 12, 1992 with R.
      Craig Kirsch, filed as Exhibit 10.14 to 1992 Form
      10-K and incorporated herein by reference.

10.9  Employment Agreement dated as of July 1, 1994 with
      Ronald A. Gagnon, filed as Exhibit 10.11 to 1994
      Form 10-K and incorporated herein by reference.

10.10 Employment Agreement dated December 15, 1993 with
      Robert P. Garrity, filed herein.

10.11 Employment Agreement dated April 15, 1994 with
      Robert I. Christian, filed herein.

10.12 Loan Agreement with Allegheny Capital Growth
      Limited Partnership dated February 4, 1991, filed as Exhibit 10.15 to 1991 Form 10-K and incorporated herein by reference.

10.13 Lease Agreement and Restated Second Amendment to
      Lease Agreement with Allegheny Capital Growth
      Limited Partnership dated June 29, 1990 and
      February 4, 1991, filed as Exhibit 10.16 to 1991
      Form 10-K and incorporated herein by reference.

10.14 Loan and Security Agreement (and related
      Agreements) dated January 20, 1994, filed as
      Exhibit 10 to fiscal 1994 second quarter Form 10-Q and incorporated herein by reference.

10.15 Amendments One, Two, Three and Four, dated May 27,
      1994, November 11, 1994, December 9, 1994, and May
      11, 1995, respectively, filed herein.

10.16 Asset Purchase Agreement and Bill of Sale,
      Assignment and Assumption Agreement with Filmet
      Color Laboratories, Inc., dated April 21, 1994, filed as Exhibit 10.17 to 1994 Form 10-K and incorporated herein by reference.

10.17 Purchase/Sale Agreement with Riverside Associates, dated February 14, 1995, filed herein.

10.18 Remediation and Indemnification Agreement with
      Riverside Associates, dated June 16, 1995, filed herein.

10.19 Asset Purchase Agreement with Kensington
      Collection, Inc. dated September 18, 1995, filed herein.

22    Subsidiaries of Registrant, filed as Exhibit 22 to
      1993 Form 10-K and incorporated herein by reference.

23    Consent of Independent Auditors, filed herein.


(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the fourth quarter of the 1995 fiscal year.



                    REPORT OF INDEPENDENT AUDITORS



To the Shareholders and Board of Directors
Action Industries, Inc.


We have audited the accompanying consolidated balance sheets of Action Industries, Inc. and Subsidiaries listed in the accompanying index to financial statements Item 14(a). Our audits also included the financial statement schedule listed in the index at 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Action Industries, Inc. and Subsidiaries at June 24, 1995 and June 25, 1994, and the consolidated results of its operations and cash flows for each of the three years in the period ended June 24, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP


September 14, 1995
Pittsburgh, Pennsylvania


                         ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                                      (In thousands)

                                                                          June 24,         June 25,
                                                                            1995             1994
                                                                          --------         --------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                 $567             $800
   Trade accounts receivable, less allowances of $478 and $1,134            9,908            8,862
   Inventories                                                             18,133           17,584
   Other current assets                                                     1,111            1,187
                                                                          -------          -------
      TOTAL CURRENT ASSETS                                                 29,719           28,433

PROPERTY, PLANT AND EQUIPMENT                                               7,964            8,260

OTHER ASSETS                                                                1,863            2,670
                                                                          -------          -------
                                                                          $39,546          $39,363
                                                                          =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes and acceptances payable                                          $10,162           $5,439
   Accounts payable                                                         4,406            4,323
   Restructuring and discontinued operations                                  926              699
   Other accrued liabilities                                                1,382            1,560
                                                                          -------          -------
      TOTAL CURRENT LIABILITIES                                            16,876           12,021

LONG-TERM LIABILITIES
   Financing obligation - sale/leaseback                                    7,739            8,372
   Long-term debt                                                             115              115
   Deferred compensation                                                    1,688            2,012
                                                                          -------          -------
      TOTAL LONG-TERM LIABILITIES                                           9,542           10,499

SHAREHOLDERS' EQUITY
   Common stock, $0.10 par value;
      authorized 20,000,000 shares; issued 7,187,428 shares                   719              719
   Capital in excess of par                                                25,498           25,498
   Retained earnings (deficit)                                             (1,515)           2,200
                                                                          -------          -------
                                                                           24,702           28,417
   Less treasury shares, at cost                                           11,574           11,574
                                                                          -------          -------
      TOTAL SHAREHOLDERS' EQUITY                                           13,128           16,843
                                                                          -------          -------
                                                                          $39,546          $39,363
                                                                          =======          =======

See notes to consolidated financial statements.


                        ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands except per share data)

                                                              Year Ended
                                                  ----------------------------------
                                                  June 24,     June 25,     June 26,
                                                    1995         1994         1993
                                                  --------     --------     --------

NET SALES                                         $45,088      $60,049      $76,684

COSTS AND EXPENSES
  Cost of products sold                            34,374       44,527       62,725
  Operating expenses                               12,461       13,245       18,207
  Interest expense                                  1,834        2,072        2,197
  Restructuring costs                                -            -           5,123
                                                  -------      -------      -------
                                                   48,669       59,844       88,252

OTHER INCOME (EXPENSE), NET                           674          (77)       1,178
                                                  -------      -------      -------
EARNINGS (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                   (2,907)         128      (10,390)

PROVISION FOR INCOME TAXES                           -            -            -
                                                  -------      -------      -------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS         (2,907)         128      (10,390)

LOSS FROM DISCONTINUED OPERATIONS
  Operating loss                                     (808)          (3)      (1,814)
  Provision for loss on disposal                     -            -          (2,176)
                                                  -------      -------      -------
  Total Loss from Discontinued Operations            (808)          (3)      (3,990)

NET EARNINGS (LOSS)                               ($3,715)        $125     ($14,380)
                                                  =======      =======      =======
EARNINGS (LOSS) PER SHARE
  Continuing operations                            ($0.52)       $0.02       ($1.88)
  Discontinued operations                           (0.15)        0.00        (0.72)
                                                  -------      -------      -------
NET EARNINGS (LOSS) PER SHARE                      ($0.67)       $0.02       ($2.60)
                                                  =======      =======      =======

Weighted average shares outstanding                 5,539        5,561        5,539

See notes to consolidated financial statements.


                                    ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (In thousands except share amounts)

                                       For the Years Ended June 24, 1995, June 25, 1994, and June 26, 1993
                                   ---------------------------------------------------------------------------
                                                        Capital    Retained
                                     Common Stock      In Excess   Earnings     Treasury Stock
                                   Shares    Amount     of Par     (Deficit)  Shares      Amount      Total
                                   ------    ------    ---------   ---------  ------      ------      -----

BALANCE - JUNE 27, 1992             7,187     $719     $25,509     $16,455     1,653    ($11,610)    $31,073

  Net Loss                            -         -         -        (14,380)      -          -        (14,380)

  Other                               -         -          (11)       -           (5)         36          25
                                   ---------------------------------------------------------------------------
BALANCE - JUNE 26, 1993             7,187      719      25,498       2,075     1,648     (11,574)     16,718

  Net Earnings                        -         -         -            125       -          -            125
                                   ---------------------------------------------------------------------------
BALANCE - JUNE 25, 1994             7,187      719      25,498       2,200     1,648     (11,574)     16,843

  Net Loss                            -         -         -         (3,715)      -          -         (3,715)
                                   ---------------------------------------------------------------------------
BALANCE - JUNE 24, 1995             7,187     $719     $25,498     ($1,515)    1,648    ($11,574)    $13,128
                                   ===========================================================================

See notes to consolidated financial statements.


                                   ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)

                                                                                   Year Ended
                                                                -----------------------------------------------
                                                                June 24, 1995    June 25, 1994    June 26, 1993
                                                                -------------    -------------    -------------
OPERATING ACTIVITIES:

Net earnings (loss) from continuing operations                     ($2,907)            $128         ($10,390)
Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
  Depreciation and amortization                                      1,055            1,248            1,415
  Provision (credit) for doubtful accounts                            (656)             873            1,074
  Provision for restructuring costs                                    -                -              5,123
  Cash used in discontinued operations                                (290)            (367)            (860)
  Changes in operating assets and liabilities:
     Trade accounts receivable                                        (390)           7,178           (1,767)
     Inventories                                                      (549)           6,203            8,797
     Other current assets                                               76            1,953              222
     Accounts payable and accrued expenses                             132           (5,193)          (2,918)
                                                                   -------          -------          -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (3,529)          12,023              696
                                                                   =======          =======          =======

INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                       (759)            (127)          (1,501)
                                                                   -------          -------          -------
NET CASH USED IN INVESTMENT ACTIVITIES                                (759)            (127)          (1,501)
                                                                   =======          =======          =======

FINANCING ACTIVITIES:

   Current maturities of long-term obligations                         -                -             (1,200)
   Notes and acceptances payable                                     4,723          (11,001)           2,990
   Payment of deferred compensation                                   (324)            (602)             -
   Principal payments on long-term obligations                        (633)            (535)            (405)
   Other, net                                                          289              312             (319)
                                                                   -------          -------          -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  4,055          (11,826)           1,066
                                                                   =======          =======          =======

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (233)              70              261

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         800              730              469
                                                                   -------          -------          -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $567             $800             $730
                                                                   =======          =======          =======

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACTION INDUSTRIES, INC. AND SUBSIDIARIES


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Action Industries, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. The Company has operated a lamp business as Kensington Lamp Company, a wholly-owned subsidiary (KLC). The business and certain assets of KLC were sold in September of 1995, a fourth quarter, fiscal 1995 event for reporting purposes. The lamp business is reported as a discontinued operation. Action Nicholson Color Company (ANC), a wholly-owned subsidiary, was sold in April of 1994. ANC was held for sale as of June 26, 1993, and is reported as a discontinued operation.

Cash and Cash Equivalents: Cash equivalents are carried at cost, which approximates market. The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

Inventories: Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

Property, Plant and Equipment: Property, plant and equipment is carried at cost. The Company provides for depreciation (including amortization of assets held under capital leases) over the estimated useful lives or lease terms of the assets, principally on the straight-line method. Estimated useful lives used in providing for depreciation are 20-40 years for buildings and 3-15 years for machinery and equipment.

Property, plant and equipment is comprised of the following (in thousands):

                                   1995        1994
                                   ----        ----

Land                             $    521    $    521
Buildings                           7,965       7,965
Machinery and equipment            21,833      21,760
                                  -------     -------
                                   30,319      30,246
(Less accumulated depreciation
  and amortization)               (22,355)    (21,986)
                                 --------    --------
                                 $  7,964    $  8,260
                                 ========    ========

Income Taxes: The Company accounts for income tax expense and liabilities under the liability method. Deferred income taxes are provided for temporary differences between financial and income tax reporting, relating principally to restructuring charges, reserves for losses on investments and other assets, depreciation, deferred compensation and sale/leaseback transaction. The Company adopted the provisions of FASB Statement No. 109 "Accounting for Income Taxes" in 1993, which had no effect on the financial statements.

Employees' Retirement Plans: The Company has defined contribution retirement plans covering substantially all of its employees. The plans provide for defined contributions based on eligible employees' compensation. It is the policy to fund retirement plan costs accrued.

Revenue Recognition: The Company recognizes revenue from the sale of merchandise at the time of shipment to its customers. In the case of sales where the customer has the right to return unsold goods (guaranteed sales), revenue recognized is reduced for estimated returns, based on historical experience.

Interest Allocation: The Company has allocated interest to discontinued operations based on the receivables and inventories used in such operations.


NOTE B -- DISCONTINUED OPERATIONS

Kensington Lamp Company: The Company owns 100% of the common stock of Kensington Lamp Company (KLC) an assembler of 24% lead crystal and other table lamps. The Company sold certain of the assets and the business to KLC management in September of 1995 at a price approximating net book value. Terms of the sale include retention of accounts receivable by the Company, assumption of inventory-related accounts payable by the buyer, and an interest bearing note secured by a second mortgage on inventories and receivables, payable over a 42 month period beginning November 1, 1995.

The estimated realizable value from the sale is included in other current assets and other long-term assets in the accompanying balance sheet as if the sale had taken place in the year ended June 24, 1995. The statements of operations for 1994 and 1993 have been restated to reflect KLC as a discontinued operation. Total sales for KLC were $10.1 million for 1995, $9.3 million for 1994 and $10.5 million for 1993.

Interest allocated to KLC in the accompanying statement of operations was $334,000 in fiscal 1995, $283,000 in fiscal 1994 and $337,000 in fiscal 1993.

Action Nicholson Color Company: The Company owns 100% of the common stock of Action Nicholson Color Company (ANC), formerly a producer of color separations. The Company sold the assets and the business of ANC in April of 1994. Terms of the sale included a cash payment at closing and future payments based on sales of the business over the three years subsequent to April 1994. The estimated net realizable value of the future payments ($405,000) is included in long-term assets in the accompanying balance sheet.

During fiscal 1993, as part of its continuing restructuring effort, the Company adopted a plan to sell ANC and, as a result, wrote down its investment in ANC to estimated net realizable value. Total sales of ANC were $9.4 million for 1993.


NOTE C -- LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt outstanding at June 24, 1995 and June 25, 1994 consisted of $115,000 in 9% Convertible Subordinated Debentures, due in 1998. There are no current maturities of long-term debt.

Convertible Subordinated Debentures: The Debentures may be converted into common stock at a price of $9.87 per share at any time prior to maturity. If conversion does not occur, the Company is required to redeem the Debentures on the maturity date, April 1, 1998. The Debentures may be redeemed early, at the Company's option, upon payment of a premium.

Credit Facilities: The Company has a Credit Agreement which provides for up to $17 million in committed credit lines through January of 1996. Negotiations have been finalized to extend the Credit Agreement through June of 1997 under substantially the same terms, except that the aggregate amount of available credit will be reduced to $15 million through December of 1995 and $10 million through June of 1997, consistent with the Company's anticipated needs. Availability under the credit line is further limited by the level of eligible accounts receivable and inventories.
Interest is payable at 3.5% over the prime rate of interest. The Company is required to meet certain levels of tangible net worth and other ratios under the Agreement. The Company is restricted from the payment of dividends under the Agreement.

Borrowings are used for short-term financing under notes payable and to back up letters of credit issued against purchases of imported merchandise. Borrowings are secured by substantially all of the Company's assets, including its cash balances, accounts receivable, inventories, and property, plant and equipment.

Short-term borrowings against the credit lines ranged from a high of $14.6 million to a low of $4.6 million during the 1995 fiscal year. At June 24, 1995 the unused borrowing capacity based on the borrowing formula in the agreement was $2.9 million. During the year ended June 25, 1994, borrowings ranged from a high of $19.0 million to a low of $5.0 million.

Maturities of Debt: There are no maturities of long-term debt for the five fiscal years subsequent to 1995, with the exception of the Convertible Subordinated Debentures due April 1, 1998 ($115,000).

Interest paid was $2,098,000 during the year ended June 24, 1995, $2,585,000 in 1994, and $2,342,000 in 1993.


NOTE D -- SALE/LEASEBACK

In 1991 the Company refinanced its headquarters facility under a sale/leaseback arrangement. The facility was sold for $14 million, $3.5 million of which was in the form of an interest bearing note receivable. The note was due in April of 1995 and remains outstanding. $10.5 million was received in cash. The transaction was accounted for as a financing, wherein the property remains on the books and continues to be depreciated. A financing obligation representing the proceeds was recorded, and is reduced based on payments under the lease.

The lease (under which the Company has been the sole tenant) has a term of twelve years for the office and eight years for the warehouse (beginning in April 1991) and requires minimum annual rental payments of $1,935,000 in 1996, $1,980,000 in 1997,
$1,980,000 in 1998, $1,980,000 in 1999, $641,000 in 2000 and
$1,284,000 thereafter. The Company has the option to renew the lease at the end of the respective lease terms, and the option to purchase the property at the end of the warehouse lease.

The Company expects to renegotiate this lease and become a sub-tenant for significantly reduced space in this facility during fiscal 1996. This is consistent with the Company's decreased warehouse space requirements arising from reduced sales and inventory levels.  New leases involved will be operating leases with minimum annual rentals equal to or less than the existing
arrangements.   Termination of the existing lease will result in
elimination of the lease obligation ($7.7 million at June 24, 1995) from the balance sheet, substantially offset by the elimination of the land, building and certain equipment. It is expected that the new arrangements will provide the Company's landlord in the facility with sufficient cash flow to begin to repay the Company's note receivable from the original sale/leaseback transaction. Such repayments will be reported as income when received.


NOTE E -- INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred income tax liabilities and assets are as follows:

                                            1995          1994
                                            ----          ----
   Deferred Tax Assets:
     Deferred tax benefits associated
       with losses provided for
       restructuring, discontinued
       operations and other asset
       valuation allowances             $ 4,085,000   $ 4,197,000

     Deferred gain on sale/leaseback      1,865,000     2,141,000
     Net operating loss carryforwards     7,480,000     6,724,000
     Alternative minimum tax credit         805,000       805,000
                                        -----------   -----------
                                         14,235,000    13,867,000

   Deferred Tax Liabilities:
     Excess tax depreciation over book    1,454,000     1,229,000
     Change from LIFO to FIFO             1,027,000     1,284,000
                                        -----------   -----------
                                          2,481,000     2,513,000
                                        -----------   -----------
   Net deferred tax asset                11,754,000    11,354,000
   Valuation allowance                   11,754,000    11,354,000
                                        -----------   -----------
     NET DEFERRED TAX ASSET REPORTED    $         0   $         0
                                        ===========   ===========

The income tax provision (benefit) consists of the following (in thousands):


                             1995         1994        1993
                             ----         ----        ----

Current:
  Federal                    $ -          $ -       $(1,028)
  State                        -            -           -
                             ----         ----      --------
                               -            -        (1,028)
Deferred:
  Federal                      -            -         1,028
  State                        -            -           -
                             ----         ----      --------
                               -            -         1,028
                             ----         ----      --------
                             $ -          $ -       $   -
                             ====         ====      ========

The deferred income tax provision for 1993 was comprised of realization of deferred tax benefits previously provided, in the amount of $1,028,000.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                    1995       1994      1993
                                    ----       ----      ----

Federal income tax rate            (34.0)%      34.0 %   (34.0)%
Deferred tax charge (credit)          -          -         -
Effect of net operating loss carry-
  forward and valuation allowance   34.0 %     (34.0)%    34.0 %
State income tax, net of
  Federal benefit                     -          -         -
Other                                 -          -         -
                                   -------    -------   -------
Effective income tax rate            0.0%       0.0%      0.0%
                                   =======    =======   =======

The Company has net operating loss carryforwards available for income tax reporting purposes of approximately $19 million expiring in 2008 through 2010 which, upon recognition, based on current tax rates, may result in future tax benefits of approximately $7.5 million. The Company made no tax payments during the years ended June 24, 1995, June 25, 1994 and June 26, 1993.


NOTE F -- EMPLOYEES' RETIREMENT PLANS

Contributions under the Company's retirement plans were $123,000 in 1995, $133,000 in 1994 and $160,000 in 1993. Contributions were for employees subject to a collective bargaining agreement, which provides for such contributions at a rate of 6% of eligible compensation.


NOTE G -- OTHER INCOME (EXPENSE), NET

Other income (expense) consists of the following (in thousands):

                                 1995         1994        1993
                                 ----         ----        ----

Gain on sale of equipment        $296         $ -        $  -
Gain on sale of property          950           -           -
Writedown of investment          (518)          -           -
Interest income                    -            -           157
Gain on sale of investments        -            -         1,116
Other income (expense), net       (54)        (77)          (95)
                                ------       -----       ------
                                $ 674        $(77)       $1,178
                                ======       =====       ======

NOTE H -- LEASES

The Company leases property and equipment under noncancelable operating leases. Future minimum lease payments under operating leases (excluding the new facility leases referred to in Note D above are $434,000 in 1996; $240,000 in 1997; $209,000 in 1998;
$203,000 in 1999 and $104,000 in 2000.  Currently there are no
leases with payments due beyond 2000.   Rent expense under
operating leases (excluding the sale/leaseback transaction) amounted to $855,000 in 1995, $905,000 in 1994, and $932,000 in
1993.


NOTE I -- COMMITMENTS AND CONTINGENCIES

Commitments as of June 24, 1995 for outstanding letters of credit for merchandise purchases were $909,000.

The Company's importing activities are subject to the effects of inflation and fluctuations in the value of the U.S. dollar in relation to other currencies, as well as other economic and political risks, the effects of which cannot be quantified. It is the Company's practice to purchase in U.S. dollars whenever possible, and to change items, suppliers, or countries of origin as necessary to meet its purchasing objectives, including reducing the risk of foreign currency fluctuations. Because it has had limited foreign currency activity, the Company has not found it necessary to utilize currency contracts or other derivatives to hedge its exposure.

The Company owned property located in Mt. Clemens, Michigan, the book value of which was previously written off. The Company sold the property in June of 1995. Certain necessary environmental cleanup procedures will be completed by the buyer of the property under the terms of the sale.

Creditors of Phar-Mor, Inc. previously filed a claim against the Company (and other shareholders and former shareholders of Phar-Mor) to recover certain proceeds (approximately $2.6 million) received by the Company in connection with a Phar-Mor tender offer in fiscal 1992 for part of the Company's investment in the common stock of Phar-Mor. The claim has been denied by summary judgment, with no repayment required of the Company. An appeal of the denial was filed by the Creditors in September 1995.


NOTE J -- SEGMENT INFORMATION AND CREDIT CONCENTRATION

The Company operates in one market segment - sales to retailers. Substantially all of the Company's accounts receivable are from retailers. The Company's credit arrangements with its customers are generally unsecured. Credit loss experience has been in line with the expectations of management.

Substantially all operations are located in the United States.
Export sales are less than 10% of net sales.

During fiscal 1995 one of the Company's customers accounted for
11.6% of consolidated net sales.   One customer accounted for 15.3%
of consolidated net sales in 1994. No customer accounted for more than 10% of consolidated net sales in 1993.


NOTE K -- RESTRUCTURING COSTS

In 1993 restructuring charges of $5.1 million were recorded, including severance and other personnel costs to provide for work force reductions associated with the Company's downsizing ($1.5 million), reserves against inventories and other costs associated with the elimination of merchandise lines not included in future operating plans ($1.6 million), and the writeoff of the computer software related to the Company's ADS warehouse system which, as a result of the Company's downsizing, would no longer provide the expected benefits ($1.7 million), as well as other costs of $300,000.


NOTE L -- STOCK OPTION PLANS

The Company has adopted Stock Option Plans which provide for the granting of stock options to certain key employees and directors. The Plans reserve 1,055,300 shares of common stock, 550,000 shares of which are subject to shareholder approval. Options are granted at no less than fair market value of the shares at the date of grant. Option activity for 1995, 1994 and 1993 was as follows:

                               1995         1994         1993
                               ----         ----         ----

Options outstanding at
   beginning of year          739,600      597,075      613,400

Granted                       332,900      204,500       41,000
Exercised                        -            -          (1,600)
Canceled                     (208,769)     (61,975)     (55,725)
                              -------      -------      -------
Outstanding at end of year    863,731      739,600      597,075
                              =======      =======      =======

Option price range             $1.00        $1.63        $2.88
  at end of year                 to           to           to
                               $6.25        $6.25        $6.25

Exercisable at end of year    378,800      295,000      270,100
                              =======      =======      =======

NOTE M -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following table summarizes the reported results of continuing
operations for each quarterly period in fiscal 1995 and 1994.   The
quarterly results have been restated from the amounts previously reported to reflect the discontinuance of the Company's lamp assembly business. Amounts shown are stated in thousands of dollars, except per share data.

                                 CONTINUING OPERATIONS
                       ------------------------------------------
                                Cost of                 Earnings
                        Net     Products    Earnings     (Loss)
Quarter Ended          Sales      Sold       (Loss)     Per Share
-------------          -----    --------    --------    ---------
1995

September 24, 1994    $11,035    $ 7,846    $   (119)    $(0.02)
December 24, 1994      16,494     12,467        (  9)      0.00
March 25, 1995          6,201      4,770      (1,709)     (0.31)
June 24, 1995          11,358      9,291      (1,070)     (0.19)
                      -------    -------    ---------    -------
                      $45,088    $34,374    $ (2,907)    $(0.52)
                      =======    =======    =========    =======

1994

September 25, 1993    $16,869    $12,384    $    (89)    $(0.02)
December 25, 1993      20,444     15,688         232       0.04
March 26, 1994         12,557      9,014         338       0.06
June 25, 1994          10,179      7,441        (353)     (0.06)
                      -------    -------    ---------    -------
                      $60,049    $44,527    $    128     $ 0.02
                      =======    =======    =========    =======

SCHEDULES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

                                                                          Additions
                                                                         Charged to
                                               Balance at   Charged to      Other                     Balance at
                                               Beginning     Cost or      Accounts     Deductions         End
Description                                    of Period     Expenses    (Describe)    (Describe)      of Period
-----------------------------------------      ----------   ----------   ----------    ----------     ----------
Year ended June 26, 1993

Estimated future costs of discontinued
   operation                                       $780       $  -         $  -          ($359)  (b)        $421
Allowance for Doubtful Accounts                   2,086        1,074          -         (1,582)  (a)       1,578
Restructure reserve:
   Inventory                                        -          1,300          -           (585)  (c)         715
   Property, plant and equipment                    578          -            -           (578)  (d)       -
                                               ------------------------------------------------------------------
                                                 $3,444       $2,374           $0      ($3,104)           $2,714
                                               ==================================================================

Year ended June 25, 1994

Estimated future costs of discontinued
   operation                                       $421       $  -         $  -          ($304)  (b)        $117
Allowance for Doubtful Accounts                   1,578          873          -         (1,317)  (a)       1,134
Restructure reserve:
   Inventory                                        715          -            -           (234)  (c)         481
   Property, plant and equipment                    -            -            -            -               -
                                               ------------------------------------------------------------------
                                                 $2,714         $873           $0      ($1,855)           $1,732
                                               ==================================================================

Year ended June 24, 1995

Estimated future costs of discontinued
   operation                                       $117       $  -         $  -          ($117)  (b)          $0
Allowance for Doubtful Accounts                   1,134          298          -           (954)  (a)         478
Restructure reserve:
   Inventory                                        481          -            -           (481)  (c)           0
   Property, plant and equipment                    -            -            -            -               -
                                               ------------------------------------------------------------------
                                                 $1,732         $298           $0      ($1,552)             $478
                                               ==================================================================

(a)  Doubtful accounts charged off as uncollectible, net of recoveries and claims (primarily reserved in prior years).
(b)  Charges related to the discontinued business reserved previously.
(c)  Inventory disposals.
(d)  Property disposals.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACTION INDUSTRIES, INC.
                                       (Registrant)


Date: September 21, 1995          By /s/T. Ronald Casper
                                     -----------------------
                                     T. Ronald Casper
                                     Acting President and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                              Title                    Date


/s/T. Ronald Casper               Acting President and     September 21, 1995
------------------------          Chief Executive Officer
T. Ronald Casper


/s/Kenneth L. Campbell            Senior Vice President,   September 21, 1995
------------------------          Finance (Principal
Kenneth L. Campbell               Financial and Accounting
                                  Officer)


/s/Joel M. Berez                  Chairman of the Board    September 21, 1995
------------------------
Joel M. Berez


------------------------          Director                 September 21, 1995
Ernest S. Berez


/s/Charles C. Cohen               Director                 September 21, 1995
------------------------
Charles C. Cohen


------------------------          Director                 September 21, 1995
Joel L. Gold


------------------------          Director                 September 21, 1995
James H. Knowles, Jr.


/s/David S. Shapira               Director                 September 21, 1995
------------------------
David S. Shapira


/s/William B. Snow                Director                 September 21, 1995
------------------------
William B. Snow