Form 10-Q
period 1995-09-30
ACTION INDUSTRIES INC
filed 1995-11-13
CIK 2145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________

FORM 10-Q

/X/  QUARTERLY REPORT Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarter ended September 30, 1995

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

25-0918682
(I.R.S. Employer Identification No.)
________________________________________________________________

460 Nixon Road, Cheswick, Pennsylvania                15024-1098
(Address of principal executive offices)                (Zip Code)
________________________________________________________________

Registrant's telephone number, including area code: (412) 782-4800
_________________________________________________________________

The number of shares of the Registrant's common stock outstanding at November 11, 1995 was 5,539,458.
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

                                                             Page

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited) and
         Independent Accountants' Review Report

         Consolidated Balance Sheets -
           September 30, 1995, September 24, 1994,
           and June 24, 1995                                   3

         Consolidated Statements of Operations -
           Quarters Ended September 30, 1995 and
           September 24, 1994                                  4

         Consolidated Statements of Shareholders'
           Equity - Quarters Ended September 30, 1995
           and September 24, 1994                              5

         Consolidated Statements of Cash Flows -
           Quarters Ended September 30, 1995 and
           and September 24, 1994                              6

         Notes to Consolidated Financial Statements            7

         Review by Independent Accountants                     9

         Independent Accountants' Review Report               10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                           11


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                     16


Signatures                                                    17


PART I.  FINANCIAL INFORMATION

                           ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                                          UNAUDITED
                                       (In thousands)

                                                          September     September       June
                                                          30, 1995      24, 1994      24, 1995
                                                          --------      --------      --------
ASSETS

Current Assets
  Cash and cash equivalents                                $1,096          $313          $567
  Trade accounts receivable, less allowances
    of $478, $868, and $478                                 7,510         9,529         9,908
  Inventories                                              18,414        16,757        18,133
  Other current assets                                      1,130         1,235         1,111
                                                          -------       -------       -------
    Total Current Assets                                   28,150        27,834        29,719

Property, Plant and Equipment                               7,687         8,112         7,964

Other Assets                                                1,688         2,473         1,863
                                                          -------       -------       -------
                                                          $37,525       $38,419       $39,546
                                                          =======       =======       =======

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current Liabilities
  Notes and acceptances payable                           $10,278        $5,112       $10,162
  Accounts payable                                          4,217         4,561         4,406
  Restructuring and discontinued operations                   999           470           926
  Other accrued liabilities                                 1,069         1,321         1,382
                                                          -------       -------       -------
    Total Current Liabilities                              16,563        11,464        16,876

Long-Term Liabilities
  Financing obligation - sale/leaseback                     7,506         8,223         7,739
  Long-term debt                                              115           115           115
  Deferred compensation                                     1,416         2,126         1,688
                                                          -------       -------       -------
    Total Long-Term Liabilities                             9,037        10,464         9,542

Shareholders' Equity
  Common stock, $0.10 par value;
    authorized 20,000,000 shares;
    issued 7,187,428 shares                                   719           719           719
  Capital in excess of par                                 25,498        25,498        25,498
  Retained earnings (deficit)                              (2,718)        1,848        (1,515)
                                                          -------       -------       -------
                                                           23,499        28,065        24,702
  Less treasury shares, at cost                            11,574        11,574        11,574
                                                          -------       -------       -------
    Total Shareholders' Equity                             11,925        16,491        13,128
                                                          -------       -------       -------
                                                          $37,525       $38,419       $39,546
                                                          =======       =======       =======

See notes to consolidated financial statements.


                  ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 UNAUDITED

                    (In thousands except per share data)

                                                       First Quarter Ended
                                                    -------------------------
                                                    September        September
                                                    30, 1995         24, 1994
                                                    --------         --------

NET SALES                                            $9,180          $11,035

COSTS AND EXPENSES
  Cost of products sold                               7,165            7,846
  Operating expenses                                  2,719            2,932
  Interest expense                                      654              380
                                                    -------          -------
                                                     10,538           11,158

OTHER INCOME, NET                                       155                4
                                                    -------          -------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                (1,203)            (119)

PROVISION FOR INCOME TAXES                              -                -
                                                    -------          -------
LOSS FROM CONTINUING OPERATIONS                      (1,203)            (119)

LOSS FROM DISCONTINUED OPERATIONS
  Operating loss                                        -               (233)
  Provision for loss on disposal                        -                -
                                                    -------          -------
  Total Loss from Discontinued Operations                 0             (233)
                                                    -------          -------

NET LOSS                                            ($1,203)           ($352)
                                                    =======          =======

LOSS PER SHARE
  Continuing operations                              ($0.22)          ($0.02)
  Discontinued operations                              0.00            (0.04)
                                                    -------          -------
NET LOSS PER SHARE                                   ($0.22)          ($0.06)
                                                    =======          =======

Weighted average shares outstanding                   5,539            5,566


See notes to consolidated financial statements.


                                  ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                UNAUDITED

                                         (In thousands except share amounts)

                                             First Quarter Ended September 30, 1995 and September 24, 1994
                                   -----------------------------------------------------------------------------------
                                                            Capital     Retained
                                        Common Stock       In Excess    Earnings      Treasury Stock
                                     Shares      Amount      of Par     (Deficit)    Shares     Amount         Total
                                     ------      ------      ------     ---------    ------     ------         -----

BALANCE - JUNE 25, 1994             7,187,428     $719      $25,498      $2,200     1,647,970  ($11,574)      $16,843

  Net  Loss                             -           -          -           (352)        -          -             (352)
                                   -----------------------------------------------------------------------------------
BALANCE - SEPTEMBER 24, 1994        7,187,428     $719      $25,498      $1,848     1,647,970  ($11,574)      $16,491
                                   ===================================================================================

BALANCE - JUNE 24, 1995             7,187,428     $719      $25,498     ($1,515)    1,647,970  ($11,574)      $13,128

  Net  Loss                             -           -          -         (1,203)        -          -           (1,203)
                                   -----------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 1995        7,187,428     $719      $25,498     ($2,718)    1,647,970  ($11,574)      $11,925
                                   ===================================================================================

See notes to consolidated financial statements.


                            ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          UNAUDITED

                                        (In thousands)

                                                                  First  Quarter Ended
                                                             ------------------------------
                                                             September             September
                                                             30, 1995              24, 1994
                                                             --------              --------
OPERATING ACTIVITIES:

Net loss                                                     ($1,203)               ($119)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                                  238                  286
  Provision for doubtful accounts                               -                    (266)
  Cash used in discontinued operation                           -                    (250)
  Changes in operating assets and liabilities:
     Trade accounts receivable                                 2,398                 (401)
      Inventories                                               (281)                 827
      Other current assets                                       (19)                 (48)
      Accounts payable and accrued expenses                     (429)                (230)
                                                              ------               ------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              704                 (201)
                                                              ======               ======
INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                 -                    (142)
                                                              ------               ------
NET CASH USED IN INVESTMENT ACTIVITIES                             0                 (142)
                                                              ======               ======
FINANCING ACTIVITIES:

   Notes and acceptances payable                                 116                 (327)
   Principal payments on long-term obligations                  (233)                (149)
   Other, net                                                    (58)                 332
                                                              ------               ------
NET CASH USED IN FINANCING ACTIVITIES                           (175)                (144)
                                                              ======               ======

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 529                 (487)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 567                  800
                                                              ------               ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $1,096                 $313
                                                              ======               ======

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACTION INDUSTRIES, INC. AND SUBSIDIARIES

A. The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. With the exception of the consolidated balance sheet which was derived from the audited financial statements as of June 24, 1995, such statements have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. Effective July 1995 Company changed its fiscal calendar from a 52-53 week year ending on the last Saturday of each fiscal month to the last day of the calendar month. The fiscal year end remains at the end of the month of June. The Company's fiscal year 1996 will end June 30, 1996.

B. The accompanying financial statements reflect all adjustments
   (consisting of normal recurring accruals and estimates) which are, in the opinion of management, necessary for a fair presentation.

C. The results of operations for the quarter ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

D. Inventories consist primarily of merchandise held for resale.
   Inventories are valued at the lower of first-in, first-out
   (FIFO) cost or market.

E. The Company has a credit agreement which provides for up to $15 million in committed credit lines through December 31, 1995 and up to $10 million through June 30, 1997. Availability under the credit line is further limited by the level of eligible accounts receivable and inventories. At September 30, 1995 outstanding borrowings under the credit agreement were $10.3 million and outstanding letters of credit were $1.5 million. The unused borrowing capacity was $1.0 million as of September 30, 1995. Subsequent to September 30, 1995, availability under the credit agreement decreased as a result of decreased accounts receivable related to the low level of sales in the first quarter. The Company has amended the credit agreement to provide a temporary increase in available credit which is believed to be sufficient to meet operating needs until sufficient sales are made to develop adequate credit availability under the borrowing formula. Interest is payable at 3.5% over the prime rate of interest. The Company has met all of the restrictive covenants under the credit agreement as of September 30, 1995.

F. No income tax benefits were provided on the losses in the fiscal quarters ended September 30, 1995 and September 24, 1994 because realization of such benefits is not reasonably assured.

   Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in fiscal 1996 and beyond are approximately $20 million for income tax reporting purposes.

G. In September 1995 the Company sold the principal assets and the business of Kensington Lamp Company (KLC), its lamp assembly operation, to its managers. Terms of the sale include retention of accounts receivable by the Company, assumption of inventory-related accounts payable by the buyer, and an interest bearing note secured by a second mortgage on inventories and receivables, payable over a forty-two month period beginning November 1, 1995. The note receivable from the sale is included in other current assets and other long-term assets in the accompanying balance sheet. The consolidated financial statements for the prior year have been restated to reflect KLC as a discontinued operation.


REVIEW BY INDEPENDENT ACCOUNTANTS

Ernst & Young LLP, independent auditors, have performed a limited review of the consolidated financial statements for the quarters ended September 30, 1995 and September 24, 1994, as indicated in their report on the limited review included on page 10. Since they did not perform an audit, they express no opinion on the financial statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.


                 INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors
Action Industries, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Action Industries, Inc. and Subsidiaries as of September 30, 1995 and September 24, 1994, and the related condensed consolidated statements of operations, shareholders' equity, and cash flows for the fourteen-week and thirteen-week periods ended September 30, 1995 and September 24, 1994, These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Action Industries, Inc. for the year ended June 25, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated September 14, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 24, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
November 10, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company has experienced declining sales in its traditional promotional business in recent years. The decline continued in the first quarter of fiscal 1996 principally due to continuing reduced business ($600,000) with the Company's largest customer of fiscal year 1994, with whom a significant decrease in sales was experienced last year. Also, Replenishment sales decreased $400,000 related to new store setup business last year which was not repeated in the current year. Further, the Company closed its retail store in September 1995, which accounted for $200,000 in decreased sales. The Company experienced additional lost sales opportunities in both fiscal 1996 and 1995 as a result of its efforts to reduce low margin and guaranteed sale business from the level of such business experienced in 1993 and 1994.

The historical decline in sales is the result of many factors, including a changing retail marketplace, the increasing complexity of the promotional business itself, and strategic decisions to exit or downsize unprofitable product lines.

The Company is implementing marketing plans for 1996 based on providing its customers with promotional events which combine the right PRODUCT with the right DISPLAY vehicle, centered upon the right PROMOTION, and utilizing the right SERVICES. The objective is to produce a synergy with the ongoing , in-line business of the customer to both enhance and add to that business. This combination of promotional elements is called the "SOLUTION
MATRIX ". All new promotional offerings must meet the requirements of the SOLUTION MATRIX before they can be offered to customers.

The Company is adding $4 and $5 items to its Dollar Days merchandise mix to improve return for the customer and the Company, and is also assessing the feasibility of adding new licensed, well-known brand names of merchandise and upscale theme-based events to attract customers who have migrated away from Dollar Days.
Additionally the Company is implementing in-store service for Replenishment and selected Dollar Days programs to improve turnover and appearance, and is developing a premerchandising approach for all promotions to improve delivery and production planning.

The major source of cash during the first fiscal quarter ended September 30, 1995 was collections on receivables. Operating losses and repayment of current and long-term obligations were the primary uses of cash. Working capital of $11.6 million at September 30, 1995 decreased from $12.8 million at June 24, 1995, and $16.4 million at September 24, 1994. As a result, the current ratio at September 30, 1995 was 1.70, decreased from 1.76 at June 24, 1995, and 2.43 at September 24, 1994. The long-term debt to equity ratio (including the sale/leaseback financing obligation) of
0.64 at September 30, 1995 increased from 0.60 at June 24, 1995 and
0.51 at September 24, 1994.

Cash and cash equivalents were $1,096,000 at September 30, 1995 as compared to $567,000 at June 24, 1995 and $313,000 at September 24, 1994. Cash balances fluctuate daily to meet operating requirements.

Accounts receivable of $7.5 million at September 30, 1995 decreased from $9.5 million at September 24, 1994 as a result of decreased sales in the first quarter in the current year and improved collections. Receivables decreased seasonally from $9.9 million at June 24, 1995.

Inventories of $18.4 million were comparable to $18.1 million at June 24, 1995, and increased from $16.7 million at September 24, 1994. Lower than anticipated sales in the current year and earlier arrival of merchandise have resulted in inventory levels higher than originally planned at September 30, 1995. Inventory reductions are planned for the second quarter of the 1996 fiscal year, such that inventory levels at the end of December and subsequent months are expected to be lower than the prior year, as the Company continues to pursue its inventory reduction plan.

Aggregate borrowings (long-term debt and notes payable) increased from $13.5 million at September 24, 1994 to $18.0 million at June 24, 1995 and $17.9 million at September 30, 1995, primarily as a result of operating losses incurred. Letters of credit outstanding were $1.5 million at September 30, 1995, $1.9 million at September 24, 1994 and $909,000 at June 24, 1995.

The Company's Credit Agreement provides for up to $15 million in committed credit lines through December of 1995 and $10 million through June 30, 1997, consistent with the Company's anticipated needs. Availability under the line is further limited by the level of eligible accounts receivable and inventories. At September 30, 1995 outstanding borrowings under the credit agreement were $10.3 million and outstanding letters of credit were $1.5 million. The unused borrowing capacity was $1.0 million as of September 30, 1995. Subsequent to September 30, 1995, availability under the credit agreement decreased as a result of decreased accounts receivable related to the low level of sales in the first quarter and subsequently. The Company has amended the credit agreement to provide a temporary increase in available credit which is believed to be sufficient to meet operating needs until sufficient sales are shipped to develop adequate credit availability under the borrowing formula.

The Company's made no capital expenditures in the first fiscal quarter ended September 30, 1995. The Company initiated a project in 1994 to replace all of its core information systems computer hardware and software. Future expenditures of $700,000 to $1 million will be made in fiscal 1996 or later in connection with this project.

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


RESULTS OF OPERATIONS

First Quarter Fiscal 1996 Compared with First Quarter Fiscal 1995

Net Sales.   Aggregate net sales for the fiscal 1996 first quarter
were $9,180,000, a decrease of $1,855,000 (16.8%) compared to
$11,035,000 in the prior year first quarter.

Sales to the Company's largest customer from 1994 declined materially in fiscal 1995 and accounted for $600,000 in decreased sales in the first quarter of fiscal 1996. In addition, Replenishment sales decreased $400,000 as a result of new store setup business last year which did not repeat in the current year. The Company closed its retail store in September 1995, resulting in decreased first quarter sales of $200,000.

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

Following is a comparison of net sales by type of program:

                                        NET SALES
                                   First Quarter Ended
                              -----------------------------
                               September         September          Increase
                                30, 1995          24, 1994         (Decrease)
                               ---------         ---------         ----------

Dollar Days                   $ 6,069,000       $ 7,199,000      $ (1,130,000)
Replenishment                   2,058,000         2,493,000          (435,000)
                              -----------       -----------      -------------

Core Promotional Business       8,127,000         9,692,000        (1,565,000)

Gift                              910,000           937,000           (27,000)

Other                             143,000           406,000          (263,000)
                              -----------       -----------       ------------

                              $ 9,180,000       $11,035,000       $(1,855,000)
                              ===========       ===========       ============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) decreased from 28.9% in fiscal 1995 to 22.0% in the current year, principally due to increased cost of merchandise sold in core business programs, related primarily to the mix of programs sold and increased plastic manufacturing costs related to lower levels of production. Also, higher than anticipated returns on prior period guaranteed sales contributed to decreased gross margins.

Operating Expenses. Operating expenses decreased from $2,932,000 (26.6% of sales) in the fiscal 1995 first quarter to $2,719,000 (29.6% of sales) in fiscal 1996. The decrease in costs was primarily the result of the Company's continuing cost reduction efforts and the lower level of sales in 1996.

Interest Expense. The increase of $274,000 was due to higher average borrowing levels in the current year and increased effective interest rates and other borrowing costs.

Other Income (Expense), Net. Other income of $155,000 in the first quarter of fiscal 1996 represented miscellaneous items. The prior year other income amount of $4,000 was also comprised of miscellaneous items.

Loss From Continuing Operations Before Income Taxes. The loss increased from $119,000 in fiscal 1995 to $1,203,000 in fiscal
1996. The increase of $1,084,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the losses in the first quarter of fiscal 1996 and 1995 because realization of such benefits is not reasonably assured. Net operating loss carryforwards available to offset future taxable income and thereby reduce future income taxes payable in fiscal 1996 and beyond are approximately $20 million for income tax reporting purposes.

Loss From Continuing Operations. The increase of $1,084,000 reflects the combined effect of all of the above.

Loss From Discontinued Operation. In fiscal 1995 the Company adopted a plan to sell its lamp business, and completed the sale in September of 1995. Operating losses of $233,000 for the first quarter of fiscal 1995 were reclassified.

Net Loss. The increased loss of $851,000 reflects the combined effect of all the above.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

                                                             Page

(a)  Exhibits:

10   Amended and Restated Loan and Security Agreement
     dated October 20, 1995, filed herein.                    18

23   Acknowledgment of Independent Auditors, filed herein.    69


(b)  Reports on Form 8-K:

     The Company filed the following reports on Form 8-K during the thirteen weeks ended September 30, 1995:

     September 7, 1995 - Report of the resignation and subsequent replacement of the Company's Chairman, President and Chief
     Executive Officer.

     September 18, 1995 - Report of the sale of certain assets and the business of the Company's subsidiary, Kensington Lamp
     Collection.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACTION INDUSTRIES, INC.
                                        (Registrant)



Date: November 13, 1995          T. Ronald Casper
                                 -----------------------------
                                 T. Ronald Casper
                                 Acting President and
                                 Chief Executive Officer


Date: November 13, 1995          Kenneth L. Campbell
                                 ------------------------------
                                 Kenneth L. Campbell
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                   Accounting Officer)