Form 10-Q
period 1995-12-31
ACTION INDUSTRIES INC
filed 1996-02-14
CIK 2145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________

FORM 10-Q

/X/  QUARTERLY REPORT Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarter ended December 31, 1995

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

The number of shares of the Registrant's common stock outstanding at February 9, 1996 was 5,539,458.
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
         Independent Accountants' Review Report

         Consolidated Balance Sheets -
           December 31, 1995, December 24, 1994,
           and June 24, 1995                                   3

         Consolidated Statements of Operations -
           Six Months and Three Months Ended
           December 31, 1995 and December 24, 1994             4

         Consolidated Statements of Shareholders'
           Equity - Six Months Ended December 31,
           1995 and December 24, 1994                          5

         Consolidated Statements of Cash Flows -
           Six Months Ended December 31, 1995 and
           and December 24, 1994                               6

         Notes to Consolidated Financial Statements            7

         Review by Independent Accountants                     9

         Independent Accountants' Review Report               10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                           11


Part II. Other Information

Item 4.  Submission of Matters to a Vote of
         Security Holders                                     18

Item 6.  Exhibits and Reports on Form 8-K                     18


Signatures                                                    19


PART I.  FINANCIAL INFORMATION

                             ACTION INDUSTRIES, INC. AND SUBSIDIARES

                                   CONSOLIDATED BALANCE SHEETS
                                            UNAUDITED
                                         (In thousands)

                                                          December      December        June
                                                          31, 1995      24, 1994      24, 1995
                                                          --------      --------      --------
ASSETS

Current Assets
  Cash and cash equivalents                                  $145          $902          $567
  Trade accounts receivable, less allowances
    of $305, $877, and $478                                 8,403        19,239         9,908
  Inventories                                              13,186        17,256        18,133
  Other current assets                                      1,000         1,498         1,111
                                                          -------       -------       -------
    Total Current Assets                                   22,734        38,895        29,719

Property, Plant and Equipment                               7,621         7,940         7,964

Other Assets                                                1,668         2,431         1,863
                                                          -------       -------       -------
                                                          $32,023       $49,266       $39,546
                                                          =======       =======       =======

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current Liabilities
  Notes payable                                            $6,304       $12,760       $10,162
  Accounts payable                                          4,526         7,254         4,406
  Restructuring and discontinued operations                   763           230           926
  Other accrued liabilities                                 1,079         1,909         1,382
                                                          -------       -------       -------
    Total Current Liabilities                              12,672        22,153        16,876

Long-Term Liabilities
  Financing obligation - sale/leaseback                     7,264         8,068         7,739
  Long-term debt                                              115           115           115
  Deferred compensation                                     1,518         2,249         1,688
                                                          -------       -------       -------
    Total Long-Term Liabilities                             8,897        10,432         9,542

Shareholders' Equity
  Common stock, $0.10 par value;
    authorized 20,000,000 shares;
    issued 7,187,428 shares                                   719           719           719
  Capital in excess of par                                 25,498        25,498        25,498
  Retained earnings (deficit)                              (4,189)        2,038        (1,515)
                                                          -------       -------       -------
                                                           22,028        28,255        24,702
  Less treasury shares, at cost                            11,574        11,574        11,574
                                                          -------       -------       -------
    Total Shareholders' Equity                             10,454        16,681        13,128
                                                          -------       -------       -------
                                                          $32,023       $49,266       $39,546
                                                          =======       =======       =======

See notes to consolidated financial statements.

                         ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        UNAUDITED

                          (In thousands except per share data)


                                              Six Months Ended           Three Months Ended
                                            --------------------        --------------------
                                            December    December        December    December
                                            31, 1995    24, 1994        31, 1995    24, 1994
                                            --------    --------        --------    --------

NET SALES                                    $19,079     $27,529          $9,899     $16,494

COSTS AND EXPENSES
  Cost of products sold                       15,389      20,313           8,225      12,467
  Operating expenses                           5,398       6,510           2,679       3,578
  Interest expense                             1,199         836             545         456
                                             -------     -------         -------     -------
                                              21,986      27,659          11,449      16,501

OTHER INCOME, NET                                233           2              79          (2)
                                             -------     -------         -------     -------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                         (2,674)       (128)         (1,471)         (9)

PROVISION FOR INCOME TAXES                       -           -               -           -
                                             -------     -------         -------     -------
LOSS FROM CONTINUING OPERATIONS               (2,674)       (128)         (1,471)         (9)

EARNINGS (LOSS) FROM
  DISCONTINUED OPERATIONS
     Operating earnings (loss)                   -           (34)            -           199
     Provision for loss on disposal              -           -               -           -
                                             -------     -------         -------     -------
  Total Earnings (Loss) from
     Discontinued Operations                       0         (34)              0         199
                                             -------     -------         -------     -------

NET EARNINGS (LOSS)                          ($2,674)      ($162)        ($1,471)       $190
                                             =======     =======         =======     =======

EARNINGS (LOSS) PER SHARE
  Continuing operations                       ($0.48)     ($0.02)         ($0.27)      $0.00
  Discontinued operations                       0.00       (0.01)           0.00        0.03
                                             -------     -------         -------     -------
NET EARNINGS (LOSS) PER SHARE                 ($0.48)     ($0.03)         ($0.27)      $0.03
                                             =======     =======         =======     =======

Weighted average shares outstanding            5,539       5,539           5,539       5,547


See notes to consolidated financial statements.

                                     ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     UNAUDITED

                                        (In thousands except share amounts)


                                               Six Months Ended December 31, 1995 and December 24, 1994
                                   --------------------------------------------------------------------------------
                                                          Capital
                                       Common Stock      In Excess    Retained      Treasury Stock
                                     Shares     Amount     of Par     Earnings     Shares      Amount       Total
                                     ------     ------   ---------    --------     ------      ------       -----

BALANCE - JUNE 25, 1994             7,187,428    $719     $25,498      $2,200     1,647,970   ($11,574)    $16,843

  Net Loss                              -          -         -           (162)        -           -           (162)
                                   --------------------------------------------------------------------------------
BALANCE - DECEMBER 24, 1994         7,187,428    $719     $25,498      $2,038     1,647,970   ($11,574)    $16,681
                                   ================================================================================

BALANCE - JUNE 24, 1995             7,187,428    $719     $25,498     ($1,515)    1,647,970   ($11,574)    $13,128

  Net Loss                              -          -         -         (2,674)        -           -         (2,674)
                                   --------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1995         7,187,428    $719     $25,498     ($4,189)    1,647,970   ($11,574)    $10,454
                                   ================================================================================


See notes to consolidated financial statements.

                         ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       UNAUDITED

                                     (In thousands)

                                                                        Six Months Ended
                                                                   --------------------------
                                                                   December          December
                                                                   31, 1995          24, 1994
                                                                   --------          --------
OPERATING ACTIVITIES:

Net loss                                                           ($2,674)            ($128)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                                        466               575
  Changes in operating assets and liabilities:
     Trade accounts receivable                                       1,505           (10,377)
      Inventories                                                    4,947               328
      Other current assets                                             111              (311)
      Accounts payable and accrued expenses                           (346)            2,811
                                                                   -------           -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  4,009            (7,102)
                                                                   =======           =======
INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                        (88)             (255)
                                                                   -------           -------
NET CASH USED IN INVESTMENT ACTIVITIES                                 (88)             (255)
                                                                   =======           =======
FINANCING ACTIVITIES:

   Notes and acceptances payable                                    (3,858)            7,321
   Principal payments on long-term obligations                        (475)             (304)
   Other, net                                                          (10)              442
                                                                   -------           -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (4,343)            7,459
                                                                   =======           =======

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (422)              102

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       567               800
                                                                   -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $145              $902
                                                                   =======           =======


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACTION INDUSTRIES, INC. AND SUBSIDIARIES

A. The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. With the exception of the consolidated balance sheet which was derived from the audited financial statements as of June 24, 1995, such statements have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. Effective July 1995 the Company changed its fiscal calendar from a 52-53 week year ending on the last Saturday of each fiscal month to the last day of the calendar month. The fiscal year end remains at the end of the month of June. The Company's fiscal year 1996 will end June 30, 1996.

B. The accompanying financial statements reflect all adjustments
   (consisting of normal recurring accruals and estimates) which are, in the opinion of management, necessary for a fair presentation.

C. The results of operations for the second fiscal quarter and six month period ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

D. Inventories consist primarily of merchandise held for resale.
   Inventories are valued at the lower of first-in, first-out
   (FIFO) cost or market.

E. The Company has a Credit Agreement which provides for available credit of up to $10 million through June 30, 1997.
   Availability under the credit line is further limited by the level of eligible accounts receivable and inventories. At December 31, 1995 outstanding borrowings under the Credit Agreement were $6.3 million and outstanding letters of credit were $89,000. The unused borrowing capacity was $745,000 as of December 31, 1995. Interest is payable at 3.5% over the prime rate of interest. The Company did not meet the required levels of net worth and working capital under the restrictive covenants of the Credit Agreement as of December 31, 1995. The Company's lender has waived these covenants as of December 31, 1995. It is unlikely that the Company will meet these covenants as of March 31, 1996, the next measurement date, and subsequently, and there can be no assurance that the Company's lender will agree to waive the covenants should the Company be unable to meet them. The lender's remedies under such a default include the right to demand repayment of the outstanding loan.

F. No income tax benefits were provided on the losses in the six month periods ended December 31, 1995 and December 24, 1994 because realization of such benefits is not reasonably assured.

   Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in fiscal 1996 and beyond are approximately $22 million for income tax reporting purposes.

G. In September 1995 the Company sold the principal assets and the business of Kensington Lamp Company (KLC), its lamp assembly operation, to its managers. Terms of the sale included retention of accounts receivable by the Company, assumption of inventory-related accounts payable by the buyer, and an interest bearing note secured by a second mortgage on inventories and receivables, payable over a forty-two month period beginning November 1, 1995. The note receivable from the sale is included in other current assets and other long-term assets in the accompanying balance sheet. The consolidated financial statements for the prior year have been restated to reflect KLC as a discontinued operation.


REVIEW BY INDEPENDENT ACCOUNTANTS

Ernst & Young LLP, independent auditors, have performed a limited review of the consolidated financial statements for the quarters ended December 31, 1995 and December 24, 1994, as indicated in their report on the limited review included on page 10. Since they did not perform an audit, they express no opinion on the financial statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.


                 INDEPENDENT ACCOUNTANTS' REPORT


To the Shareholders and Board of Directors
Action Industries, Inc.


We have reviewed the accompanying condensed consolidated balance sheets of Action Industries, Inc. and Subsidiaries as of December
31, 1995 and December 24, 1994, and the related condensed consolidated statements of operations for the fourteen and twenty-seven week period ended December 31, 1995 and for the thirteen and twenty-six week period ended December 24, 1994, and the condensed consolidated shareholders' equity, and cash flows for the twenty-seven week period ended December 31, 1995 and the twenty-six week period ended December 24, 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Action Industries, Inc. for the year ended June 24, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein) and in our report dated September 14, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 24, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

February 8, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

NOTE:   References to a fiscal year in this Form 10-Q are to the
Company's fiscal year ended on the last Saturday of June prior to 1996, and for fiscal year 1996, ending June 30, 1996.

FINANCIAL CONDITION

The Company has experienced declining sales in its traditional promotional business in recent years. The decline continued in the first half of fiscal 1996 principally due to decreased sales to two of the Company's largest customers last year (a $5.2 million decrease from $6.6 million in sales last year to $1.4 million in sales in the current year), as well as continued decreased business with the Company's largest customer of fiscal year 1994 (a decrease of $600,000). In addition, approximately $1.8 million in sales to customers in Mexico and Canada last year were not repeated in the current year as a result of the instability of the Mexican peso and the continued low exchange rate of the Canadian dollar. Also, Replenishment sales decreased $700,000 related to new store setup business last year which was not repeated in the current year. Further, the Company closed its retail store in September 1995, which accounted for $400,000 in decreased sales. The Company experienced lost sales opportunities in both fiscal 1996 and 1995 as a result of its efforts to reduce low margin and guaranteed sale business from the level of such business experienced in 1993 and 1994.

The historical decline in sales is the result of many factors, including a changing retail marketplace, the increasing complexity of the promotional business itself, and strategic decisions to exit or downsize unprofitable product lines.

The Company is implementing marketing plans based on providing its customers with promotional events which combine the right PRODUCT with the right DISPLAY vehicle, centered upon the right PROMOTION, and utilizing the right SERVICES. The objective is to produce a synergy with the ongoing, in-line business of the customer to both enhance and add to that business. This combination of promotional elements is called the "SOLUTION MATRIX (trademark)". All new promotional offerings must meet the requirements of the SOLUTION MATRIX (trademark) before they can be offered to customers.

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

The major sources of cash during the six months ended December 31, 1995 were significantly reduced inventory levels (27%) and collections on receivables. Operating losses and repayment of current and long-term obligations were the primary uses of cash. Working capital of $10.1 million at December 31, 1995 decreased from $12.8 million at June 24, 1995, and $16.7 million at December 24, 1994, largely related to the lower level of sales in the current year and operating losses. The current ratio at December 31, 1995 was 1.79, comparable to 1.76 at both June 24, 1995 and December 24, 1994. The long-term debt to equity ratio (including the sale/leaseback financing obligation) of 0.71 at December 31, 1995 increased from 0.60 at June 24, 1995 and 0.49 at December 24, 1994 as a result of operating losses.

Cash and cash equivalents were $145,000 at December 31, 1995 as compared to $567,000 at June 24, 1995 and $902,000 at December 24, 1994. Cash balances fluctuate daily to meet operating requirements.

Accounts receivable of $8.4 million at December 31, 1995 decreased from $9.9 million at June 24, 1995 and $19.2 million at December
24, 1994 as a result of decreased sales in the current year and improved collections.

Inventories of $13.2 million decreased significantly compared to $18.1 million at June 24, 1995, and $17.3 million at December 24, 1994. Lower than anticipated sales in the current year and earlier arrival of merchandise have resulted in inventory levels higher than originally planned at December 31, 1995. Inventory levels are expected to remain lower than the prior year, as the Company continues to pursue its inventory reduction plan.

Aggregate borrowings (long-term debt and notes payable) decreased from $20.9 million at December 24, 1994 and $18.0 million at June 24, 1995 to $13.7 million at December 31, 1995. This decrease was primarily the result of the repayment of borrowings with cash generated from the reduction of inventories and receivables, net of cash used to fund operating losses incurred. Letters of credit outstanding were $89,000 at December 31, 1995, significantly below the $2.3 million outstanding at December 24, 1994 and $909,000 at June 24, 1995 reflecting reductions in the Company's level of overseas purchases of inventory.

The Company's Credit Agreement provides for available credit of up to $10 million through June 30, 1997. Availability under the line is further limited by the level of eligible accounts receivable and inventories. At December 31, 1995 outstanding borrowings under the Credit Agreement were $6.3 million and outstanding letters of credit were $89,000. The unused borrowing capacity was $745,000 as of December 31, 1995.

Assuming that the Company's lender will provide waivers for future default(s) under the financial covenants, the Company believes that considering the estimated amount of credit available under the Credit Agreement and the Company's current and anticipated levels of sales and expenses, the credit available under its existing borrowing arrangements, together with funds expected to be generated from operations (including anticipated further reductions of inventory and receivables) will be sufficient to meet its operating needs for the remainder of its current fiscal year (which ends June 30, 1996). For the longer term (fiscal 1997 and beyond), the Company must improve profitability through increased sales and improved gross margins, as well as further reductions in operating and interest expenses, to provide sufficient liquidity to meet its operating needs while reducing reliance on its credit arrangements. Unless these improvements are accomplished in fiscal 1997, there can be no assurance that the Company's capital resources will be sufficient to meet its operating needs, in which case material adverse consequences may result.

The Company's capital expenditures in the six month period ended
December 31, 1995 were $88,000, all under a project initiated in 1994 to replace all of its core information systems computer hardware and software. Future expenditures of $200,000 to $300,000 will be made in the remainder of fiscal 1996 and $300,000 to $700,000 in future years in connection with this project.

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

Inflationary increases in the Company's costs of acquiring merchandise may adversely affect the Company's operating margins, since there is no assurance that the Company will be able to pass such increases along to its customers.


RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1996 COMPARED WITH SECOND QUARTER FISCAL 1995

Net Sales.   Aggregate net sales for the fiscal 1996 second quarter
were $9,899,000, a decrease of $6,595,000 (40.0%) compared to
$16,494,000 in the prior year second quarter.

Sales to two of the Company's major customers of $4.6 million were
not repeated in the current year.   In addition, approximately $1.5
million in sales to customers in Mexico and Canada last year were not repeated in the current year as a result of the instability of the Mexican peso and the continued low exchange rate of the Canadian dollar.

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

Following is a comparison of net sales by type of program:


                                        NET SALES
                                  Second Quarter Ended
                                --------------------------
                                December          December          Increase
                                31, 1995          24, 1994         (Decrease)
                                --------          --------         ----------

Dollar Days                    $6,761,000       $12,534,000       $(5,773,000)
Replenishment                   1,803,000         2,116,000          (313,000)
                               ----------       -----------       ------------
Core Promotional Business       8,564,000        14,650,000        (6,086,000)

Gift                            1,306,000         1,147,000           159,000

Other                              29,000           697,000          (668,000)
                               ----------       -----------       ------------

                               $9,899,000       $16,494,000       $(6,595,000)
                               ==========       ===========       ============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) decreased from 24.4% in fiscal 1995 to 16.9% in the current year, principally due to increased cost of merchandise sold in core business programs, related primarily to the mix of programs sold, and higher than anticipated returns on prior period guaranteed sales.

Operating Expenses. Operating expenses decreased from $3,578,000 (21.7% of sales) in the fiscal 1995 second quarter to $2,679,000 (27.0% of sales) in fiscal 1996. The decrease in costs was primarily the result of the Company's continuing cost reduction efforts and the lower level of sales in 1996.

Interest Expense. The increase of $89,000 was due to higher effective interest rates and other borrowing costs in the current year offset in part by reduced average borrowing levels.

Other Income (Expense), Net. Other income of $79,000 in the second quarter of fiscal 1996 represented miscellaneous items. The prior year other expenses amount of $2,000 was also comprised of miscellaneous items.

Loss From Continuing Operations Before Income Taxes. The loss increased from $9,000 in the second quarter of fiscal 1995 to $1,471,000 in the second quarter of fiscal 1996. The increase of $1,462,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the losses in the second quarter of fiscal 1996 and 1995 because realization of such benefits is not reasonably assured. Net operating loss carryforwards available to offset future taxable income and thereby reduce future income taxes payable in fiscal 1996 and beyond are approximately $22 million for income tax reporting purposes.

Loss From Continuing Operations. The increase of $1,462,000 reflects the combined effect of all of the above.

Earnings From Discontinued Operation. In fiscal 1995 the Company adopted a plan to sell its lamp business, and completed the sale in September of 1995. Operating earnings of $199,000 for the second quarter of fiscal 1995 were reclassified.

Net Loss. The increased loss of $1,661,000 reflects the combined effect of all the above.

SIX MONTH PERIOD OF FISCAL 1996 COMPARED WITH SIX MONTH PERIOD OF
FISCAL 1995

Net Sales.   Aggregate net sales for the fiscal 1996 six month
year-to-date period were $19,079,000, a decrease of $8,450,000
(30.7%) compared to $27,529,000 in the prior year-to-date period.

Sales to two of the Company's major customers of $5.2 million were
not repeated in the current year.   In addition, approximately $1.8
million in sales to customers in Mexico and Canada last year were not repeated in the current year as a result of the instability of the Mexican peso and the continued low exchange rate of the Canadian dollar. Also, sales to the Company's largest customer from 1994 declined materially in fiscal 1995 and accounted for $600,000 in decreased sales in the first six months of fiscal 1996. Further, Replenishment sales decreased $700,000 as a result of new store setup business last year which did not repeat in the current year. The Company closed its retail store in September 1995, resulting in decreased sales of $400,000 for the six month period.

Following is a comparison of net sales by type of program:


                                        NET SALES
                                 Six Month Period Ended
                                --------------------------
                                December          December          Increase
                                31, 1995          24, 1994         (Decrease)
                                --------          --------         ----------

Dollar Days                   $12,830,000       $19,733,000       $(6,903,000)
Replenishment                   3,861,000         4,609,000          (748,000)
                              -----------       -----------       ------------
Core Promotional Business      16,691,000        24,342,000        (7,651,000)

Gift                            2,216,000         2,084,000           132,000

Other                             172,000         1,103,000          (931,000)
                              -----------       -----------       ------------

                              $19,079,000       $27,529,000       $(8,450,000)
                              ===========       ===========       ============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) decreased from 26.2% in fiscal 1995 to 19.3% in the current year, principally due to increased cost of merchandise sold in core business programs, related primarily to the mix of programs sold and increased plastic manufacturing costs related to lower levels of production, and higher than anticipated returns on prior period guaranteed sales.

Operating Expenses.  Operating expenses decreased from $6,510,000
(23.6% of sales) in the first six months of fiscal 1995 to $5,398,000 (28.3% of sales) in the same period of fiscal 1996. The decrease in costs was primarily the result of the Company's continuing cost reduction efforts and the lower level of sales in 1996.

Interest Expense. The increase of $363,000 was due to higher average borrowing levels in the current year and increased effective interest rates and other borrowing costs.

Other Income (Expense), Net. Other income of $233,000 in the six month period of fiscal 1996 represented miscellaneous items. The prior year other income amount of $2,000 was also comprised of miscellaneous items.

Loss From Continuing Operations Before Income Taxes. The loss increased from $128,000 in fiscal 1995 to $2,674,000 in fiscal
1996. The increase of $2,546,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the losses in the first and second quarters of fiscal 1996 and 1995 because realization of such benefits is not reasonably assured. Net operating loss carryforwards available to offset future taxable income and thereby reduce future income taxes payable in fiscal 1996 and beyond are approximately $22 million for income tax reporting purposes.

Loss From Continuing Operations. The increase of $2,546,000 reflects the combined effect of all of the above.

Loss From Discontinued Operation. In fiscal 1995 the Company adopted a plan to sell its lamp business, and completed the sale in September of 1995. Operating losses of $34,000 for the six month period of fiscal 1995 were reclassified.

Net Loss. The increased loss of $2,512,000 reflects the combined effect of all the above.


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on December
8, 1995 to elect two directors for a term of three years. Both directors were reelected pursuant to the following vote:

                                 For        Withheld
                              ---------     --------
       Joel M. Berez          3,863,906      486,332
       William B. Snow        3,866,532      486,832

In addition, amendments to the Action Industries, Inc. Stock Option Plan (Action Plan) and the Nonemployee Director Stock Option Plan
(Director Plan) were passed pursuant to the following vote:

                       For      Against    Abstain   Non-vote
                    ---------   -------    -------   ---------
Action Plan         2,199,443   547,677    50,950    1,553,731
Director Plan       2,215,917   560,622    28,279    1,546,983

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


The following documents are filed as part of this report:

                                                             Page

(a)  Exhibits:

23   Acknowledgment of Independent Auditors, filed herein.    20


(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1995.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACTION INDUSTRIES, INC.
                                        (Registrant)



Date: February 13, 1996          T. RONALD CASPER
                                 ------------------------------
                                 T. Ronald Casper
                                 Acting President and
                                 Chief Executive Officer


Date: February 13, 1996          KENNETH L. CAMPBELL
                                 ------------------------------
                                 Kenneth L. Campbell
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                   Accounting Officer)