Form 10-Q
period 1996-03-31
ACTION INDUSTRIES INC
filed 1996-05-15
CIK 2145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________

FORM 10-Q

/X/  QUARTERLY REPORT Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarter ended March 31, 1996

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

The number of shares of the Registrant's common stock outstanding at May 13, 1996 was 5,539,458.
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
         Independent Accountants' Review Report

         Consolidated Balance Sheets -
           March 31, 1996, March 25, 1995,
           and June 24, 1995                                   3

         Consolidated Statements of Operations -
           Nine Months and Three Months Ended
           March 31, 1996 and March 25, 1995                   4

         Consolidated Statements of Shareholders'
           Equity - Nine Months Ended March 31,
           1996 and March 25, 1995                             5

         Consolidated Statements of Cash Flows -
           Nine Months Ended March 31, 1996
           and March 25, 1995                                  6

         Notes to Consolidated Financial Statements            7

         Review by Independent Accountants                     9

         Independent Accountants' Review Report               10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                           11


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                     18


Signatures                                                    19


PART I.  FINANCIAL INFORMATION

                              ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                                             UNAUDITED

                                          (In thousands)


                                                         March         March          June
                                                        31, 1996      25, 1995      24, 1995
                                                        --------      --------      --------
ASSETS

Current Assets
  Cash and cash equivalents                                 $59          $809          $567
  Trade accounts receivable, less allowances
    of $329, $714, and $478                               4,440         6,707         9,908
  Inventories                                             9,582        19,034        18,133
  Other current assets                                    1,143           989         1,111
                                                        -------       -------       -------
    Total Current Assets                                 15,224        27,539        29,719

Property, Plant and Equipment                             7,459         8,206         7,964

Other Assets                                              1,670         2,454         1,863
                                                        -------       -------       -------
                                                        $24,353       $38,199       $39,546
                                                        =======       =======       =======

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current Liabilities
  Notes payable                                          $3,337        $7,532       $10,162
  Accounts payable                                        3,373         3,952         4,406
  Restructuring and discontinued operations                 113           290           926
  Other accrued liabilities                               1,008         1,780         1,382
                                                        -------       -------       -------
    Total Current Liabilities                             7,831        13,554        16,876

Long-Term Liabilities
  Financing obligation - sale/leaseback                   7,013         7,907         7,739
  Long-term debt                                            115           115           115
  Deferred compensation                                   1,304         1,971         1,688
                                                        -------       -------       -------
    Total Long-Term Liabilities                           8,432         9,993         9,542

Shareholders' Equity
  Common stock, $0.10 par value;
    authorized 20,000,000 shares;
    issued 7,187,428 shares                                 719           719           719
  Capital in excess of par                               25,498        25,498        25,498
  Retained earnings (deficit)                            (6,553)            9        (1,515)
                                                        -------       -------       -------
                                                         19,664        26,226        24,702
  Less treasury shares, at cost                          11,574        11,574        11,574
                                                        -------       -------       -------
    Total Shareholders' Equity                            8,090        14,652        13,128
                                                        -------       -------       -------
                                                        $24,353       $38,199       $39,546
                                                        =======       =======       =======

See notes to consolidated financial statements.

                               ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              UNAUDITED

                                (In thousands except per share amounts)


                                                           Nine Months Ended            Three Months Ended
                                                          --------------------         --------------------
                                                           March       March            March       March
                                                          31, 1996    25, 1995         31, 1996    25, 1995
                                                          --------    --------         --------    --------

NET SALES                                                  $24,534     $33,730          $5,455      $6,201

COSTS AND EXPENSES
  Cost of products sold                                     20,326      25,083           4,937       4,770
  Operating expenses                                         7,836       9,516           2,438       3,006
  Interest expense                                           1,614       1,323             416         487
                                                           -------     -------         -------     -------
                                                            29,776      35,922           7,791       8,263

OTHER INCOME (EXPENSE), NET                                    204         355             (29)        353
                                                           -------     -------         -------     -------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                       (5,038)     (1,837)         (2,365)     (1,709)

PROVISION FOR INCOME TAXES                                     -           -               -           -
                                                           -------     -------         -------     -------

LOSS FROM CONTINUING OPERATIONS                             (5,038)     (1,837)         (2,365)     (1,709)

LOSS FROM DISCONTINUED OPERATIONS                              -          (354)            -          (320)
                                                           -------     -------         -------     -------

NET LOSS                                                   ($5,038)    ($2,191)        ($2,365)    ($2,029)
                                                           =======     =======         =======     =======

LOSS PER SHARE
  Continuing operations                                     ($0.91)     ($0.33)         ($0.43)     ($0.31)
  Discontinued operations                                     0.00       (0.06)           0.00       (0.06)
                                                           -------     -------         -------     -------
NET LOSS PER SHARE                                          ($0.91)     ($0.39)         ($0.43)     ($0.37)
                                                           =======     =======         =======     =======

Weighted average shares outstanding (thousands)              5,539       5,568           5,539       5,543



See notes to consolidated financial statements.

                                     ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     UNAUDITED

                                        (In thousands except share amounts)


                                                  Nine Months Ended March 31, 1996 and March 25, 1995
                                     -----------------------------------------------------------------------------
                                                          Capital     Retained
                                       Common Stock      In Excess    Earnings      Treasury Stock
                                     Shares     Amount     of Par     (Deficit)    Shares      Amount        Total
                                     ------     ------   ---------    ---------    ------      ------        -----

BALANCE - JUNE 25, 1994             7,187,428    $719     $25,498      $2,200     1,647,970   ($11,574)     $16,843

  Net Loss                              -          -         -         (2,191)        -           -          (2,191)
                                   ---------------------------------------------------------------------------------
BALANCE - MARCH 25, 1995            7,187,428    $719     $25,498          $9     1,647,970   ($11,574)     $14,652
                                   =================================================================================

BALANCE - JUNE 24, 1995             7,187,428    $719     $25,498     ($1,515)    1,647,970   ($11,574)     $13,128

  Net Loss                              -          -         -         (5,038)        -           -          (5,038)
                                   ---------------------------------------------------------------------------------
BALANCE - MARCH 31, 1996            7,187,428    $719     $25,498     ($6,553)    1,647,970   ($11,574)      $8,090
                                   =================================================================================


See notes to consolidated financial statements.

                           ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         UNAUDITED

                                       (In thousands)


                                                                        Nine Months Ended
                                                               ------------------------------------
                                                               March 31, 1996        March 25, 1995
                                                               --------------        --------------
OPERATING ACTIVITIES:

Net loss                                                           ($5,038)             ($2,191)
Adjustments to reconcile net loss to net cash
   provided by  operating activities:
  Depreciation and amortization                                        678                  813
  Changes in operating assets and liabilities:
     Trade accounts receivable                                       5,468                2,155
      Inventories                                                    8,551               (1,450)
      Other current assets                                             (32)                 198
      Accounts payable and accrued expenses                         (2,220)                (560)
                                                                   -------              -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  7,407               (1,035)
                                                                   =======              =======
INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                       (220)                (759)
                                                                   -------              -------
NET CASH USED IN INVESTMENT ACTIVITIES                                (220)                (759)
                                                                   =======              =======
FINANCING ACTIVITIES:

   Notes and acceptances payable                                    (6,825)               2,093
   Principal payments on long-term obligations                        (726)                (465)
   Other, net                                                         (144)                 175
                                                                   -------              -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (7,695)               1,803
                                                                   =======              =======

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (508)                   9

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       567                  800
                                                                   -------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $59                 $809
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

C. The results of operations for the third fiscal quarter and nine month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

D. Inventories consist primarily of merchandise held for resale.
   Inventories are valued at the lower of first-in, first-out
   (FIFO) cost or market.

E. The Company has a Credit Agreement which provides for available credit of up to $7.5 million through June 30, 1997.
   Availability under the credit line is further limited by the level of eligible accounts receivable and inventories. At
   March 31, 1996 outstanding borrowings under the Credit
   Agreement were $3.3 million and outstanding letters of credit were $180,000. The unused borrowing capacity was $1,222,000 as of March 31, 1996. Interest is payable at 3.5% over the prime rate of interest. The Company did not meet the required levels of net worth and working capital under the restrictive covenants of the Credit Agreement as of March 31, 1996. The Company's lender has waived these covenants as of March 31, 1996. It is unlikely that the Company will meet these covenants as of June 30, 1996, the next measurement date, and subsequently, and there can be no assurance that the Company's lender will agree to waive the covenants should the Company be unable to meet them. The lender's remedies under such a default include the right to demand repayment of the outstanding loan.

   Assuming that the Company's lender will provide waivers for future defaults under the financial covenants, the Company believes that the credit available under its existing borrowing arrangements, together with funds expected to be generated from operations (including anticipated further reductions of inventory) will be sufficient to meet its operating needs for the remainder of its current fiscal year (which ends June 30, 1996). For the longer term (fiscal 1997 and beyond), the Company must improve profitability through increased sales and improved gross margins, as well as further reductions in operating and interest expenses, to provide sufficient liquidity to meet its operating needs while reducing reliance on its credit arrangements. Unless these improvements are accomplished in fiscal 1997, there can be no assurance that the Company's capital resources will be sufficient to meet its operating needs, in which case material adverse consequences may result.

F. No income tax benefits were provided on the losses in the nine month periods ended March 31, 1996 and March 25, 1995 because realization of such benefits is not reasonably assured.

   Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in fiscal 1996 and beyond are approximately $24 million for income tax reporting purposes.

G. In September 1995 the Company sold the principal assets and the business of Kensington Lamp Company (KLC), its lamp assembly operation, to KLC management. Terms of the sale included retention of accounts receivable by the Company, assumption of inventory-related accounts payable by the buyer, and an interest bearing note secured by a second mortgage on inventories and receivables, payable over a forty-two month period beginning November 1, 1995. The note receivable from the sale is included in other current assets and other long-term assets in the accompanying balance sheet. The consolidated financial statements for the prior year have been restated to reflect KLC as a discontinued operation.


REVIEW BY INDEPENDENT ACCOUNTANTS

Ernst & Young LLP, independent auditors, have performed a limited review of the consolidated financial statements for the quarters ended March 31, 1996 and March 25, 1995, as indicated in their report on the limited review included on page 10. Since they did not perform an audit, they express no opinion on the financial statements referred to above. Management has given effect to any significant adjustments and disclosures proposed in the course of the limited review.


                 INDEPENDENT ACCOUNTANTS' REPORT


To the Shareholders and Board of Directors
Action Industries, Inc.


We have reviewed the accompanying condensed consolidated balance sheets of Action Industries, Inc. and Subsidiaries as of March 31, 1996 and March 25, 1995, and the related condensed consolidated statements of operations for the thirteen and forty week periods ended March 31, 1996 and for the thirteen and thirty-nine week periods ended March 25, 1995, and the condensed consolidated statements of shareholders' equity and cash flows for the forty week period ended March 31, 1996 and the thirty-nine week period ended March 25, 1995. These financial statements are the responsibility of the Company's management.

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

May 14, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


NOTE:   References to a fiscal year in this Form 10-Q are to the
Company's fiscal year ended on the last Saturday of June prior to 1996, and for fiscal year 1996, ending June 30, 1996.


FINANCIAL CONDITION

The Company has experienced declining sales in its traditional promotional business in recent years. The decline continued in the first three quarters of fiscal 1996 principally due to decreased sales to two of the Company's largest customers last year (a $5.9 million decrease from $7.9 million in sales last year to $2.0 million in sales in the current year). In addition, approximately $1.6 million in sales to customers in Mexico and Canada last year were not repeated in the current year as a result of the instability of the Mexican peso and the continued low exchange rate of the Canadian dollar. Also, Replenishment sales decreased $1.3 million related primarily to new store setup business last year which was not repeated in the current year, and reduced order fill rates related to the Company's reduction of inventory levels. Further, the Company closed its retail store in September 1995, which accounted for $540,000 in decreased sales. The Company experienced lost sales opportunities in both fiscal 1996 and 1995 as a result of its efforts to reduce low margin and guaranteed sale business from the level of such business experienced in 1993 and 1994.

The historical decline in sales is the result of many factors, including a changing retail marketplace, the increasing complexity of the promotional business itself, and strategic decisions to exit or downsize unprofitable, higher risk product lines.

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

The Company is assessing the feasibility of adding upscale theme-based events to attract customers who have migrated away from Dollar Days. Additionally the Company is implementing in-store service for Replenishment and selected Dollar Days programs to improve turnover and appearance, and is developing a premerchandising approach for all promotions to improve delivery and production planning.

The major sources of cash during the nine months ended March 31, 1996 were significantly reduced inventory levels (47%) and collections on receivables. Operating losses and repayment of current and long-term obligations were the primary uses of cash. Working capital of $7.4 million at March 31, 1996 decreased from $12.8 million at June 24, 1995, and $14.0 million at March 25, 1995, largely related to the lower level of sales in the current year and operating losses. The current ratio at March 31, 1996 was 1.94, improved from 1.76 at June 24, 1995, and comparable to 2.03 at March 25, 1995. The long-term debt to equity ratio (including the sale/leaseback financing obligation) of 0.88 at March 31, 1996 increased from 0.60 at June 24, 1995 and 0.55 at March 25, 1995 as a result of operating losses.

Cash and cash equivalents were $59,000 at March 31, 1996 as compared to $567,000 at June 24, 1995 and $809,000 at March 25,
1995. Cash balances fluctuate daily to meet operating requirements.

Accounts receivable of $4.4 million at March 31, 1996 decreased from $9.9 million at June 24, 1995 and $6.7 million at March 25,
1995 as a result of decreased sales and improved collections in the current year.

Inventories of $9.6 million decreased significantly compared to $18.1 million at June 24, 1995, and $19.0 million at March 25,
1995. Inventory levels are expected to remain lower than the prior year, as the Company continues to pursue its plan to improve inventory turnover.

Aggregate borrowings (long-term debt and notes payable) decreased from $15.6 million at March 25, 1995 and $18.0 million at June 24, 1995 to $10.5 million at March 31, 1996. This decrease was primarily the result of the repayment of borrowings with cash generated from the reduction of inventories and receivables, net of cash used to fund operating losses incurred. Letters of credit outstanding were $180,000 at March 31, 1996, significantly below the $1.3 million outstanding at March 25, 1995 and $909,000 at June 24, 1995 reflecting reductions in the Company's level of overseas purchases of inventory.

The Company's Credit Agreement provides for available credit of up to $7.5 million through June 30, 1997. Availability under the line is further limited by the level of eligible accounts receivable and inventories. At March 31, 1996 outstanding borrowings under the Credit Agreement were $3.3 million and outstanding letters of credit were $180,000. The unused borrowing capacity was $1,222,000 as of March 31, 1996.

The Company did not meet the required levels of net worth and working capital under the restrictive covenants of the Credit Agreement as of March 31, 1996. The Company's lender has waived these covenants as of March 31, 1996. It is unlikely that the Company will meet these covenants as of June 30, 1996, the next measurement date, and subsequently, and there can be no assurance that the Company's lender will agree to waive the covenants should the Company be unable to meet them. The lender's remedies under such a default include the right to demand repayment of the outstanding loan.

Assuming that the Company's lender will provide waivers for future default(s) under the financial covenants, the Company believes that the credit available under its existing borrowing arrangements, together with funds expected to be generated from operations (including anticipated further reductions of inventory) will be sufficient to meet its operating needs for the remainder of its current fiscal year (which ends June 30, 1996). For the longer term (fiscal 1997 and beyond), the Company must improve profitability through increased sales and improved gross margins, as well as further reductions in operating and interest expenses, to provide sufficient liquidity to meet its operating needs while reducing reliance on its credit arrangements. Unless these improvements are accomplished in fiscal 1997, there can be no assurance that the Company's capital resources will be sufficient to meet its operating needs, in which case material adverse consequences may result.

The Company's capital expenditures in the nine month period ended March 31, 1996 were $220,000, all under a project initiated in 1994 to replace its core information systems computer hardware and software. Future expenditures of $100,000 will be made in the remainder of fiscal 1996 in connection with this project.

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


RESULTS OF OPERATIONS

Third Quarter Fiscal 1996 Compared with Third Quarter Fiscal 1995

Net Sales.   Aggregate net sales for the fiscal 1996 third quarter
were $5,455,000, a decrease of $746,000 (12.0%) compared to
$6,201,000 in the prior year third quarter.

Sales to the Company's largest customer last year decreased $710,000 in the current year quarter.

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

Following is a comparison of net sales by type of program:

                                        NET SALES
                                   Third Quarter Ended
                                --------------------------
                                 March             March            Increase
                                31, 1996          25, 1995         (Decrease)
                                --------          --------         ----------

Dollar Days                    $3,944,000        $3,965,000        $ (21,000)
Replenishment                   1,465,000         2,018,000         (553,000)
                               ----------        ----------        ----------
Core Promotional Business       5,409,000         5,983,000         (574,000)

Gift                               33,000             -               33,000

Other                              13,000           218,000         (205,000)
                               ----------        ----------        ----------

                               $5,455,000        $6,201,000        $(746,000)
                               ==========        ==========        ==========

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) decreased from 23.1% in fiscal
1995 to 9.5% in the current year third quarter, principally due to higher than anticipated returns on prior period guaranteed sales.
The Company has also experienced lower gross margins related to its inventory reduction program, as a result of the sale of certain merchandise at reduced prices, and increased (as a percentage of sales) display costs due to a decrease in the value of the merchandise included per display fixture.

Operating Expenses.  Operating expenses decreased from $3,006,000
(48.5% of sales) in the fiscal 1995 third quarter to $2,438,000
(44.7% of sales) in fiscal 1996. The decrease in costs was the result of the Company's continuing cost reduction efforts.

Interest Expense. The decrease of $71,000 was due to reduced average borrowing levels in the current year offset in part by higher effective interest rates and other borrowing costs.

Other Income (Expense), Net. Other expense of $29,000 in the third quarter of fiscal 1996 represented miscellaneous items. The prior year other income amount of $353,000 was related to the sale of surplus equipment.

Loss From Continuing Operations Before Income Taxes. The loss increased from $1,709,000 in the third quarter of fiscal 1995 to $2,365,000 in the third quarter of fiscal 1996. The increase of $656,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the losses in the third quarter of fiscal 1996 and 1995 because realization of such benefits is not reasonably assured. Net operating loss carryforwards available to offset future taxable income and thereby reduce future income taxes payable in fiscal 1996 and beyond are approximately $24 million for income tax reporting purposes.

Loss From Continuing Operations. The increase of $656,000 reflects the combined effect of all of the above.

Loss From Discontinued Operation. In fiscal 1995 the Company adopted a plan to sell its lamp business, and completed the sale in September of 1995. Operating losses of $320,000 for the third quarter of fiscal 1995 were reclassified as discontinued.

Net Loss. The increased loss of $336,000 reflects the combined effect of all the above.


Nine Month Period of Fiscal 1996 Compared with Nine Month Period of
Fiscal 1995

Net Sales.   Aggregate net sales for the fiscal 1996 nine month
year-to-date period were $24,534,000, a decrease of $9,196,000
(27.3%) compared to $33,730,000 in the prior year-to-date period.

Sales to two of the Company's major customers of $5.9 million were
not repeated in the current year.   In addition, approximately $1.6
million in sales to customers in Mexico and Canada last year were not repeated in the current year as a result of the instability of the Mexican peso and the continued low exchange rate of the Canadian dollar. Further, Replenishment sales decreased $1.3 million as a result of new store setup business last year which did not repeat in the current year and reduced order fill rates related to the Company's reduction of inventory. The Company closed its retail store in September 1995, resulting in decreased sales of $540,000 for the six month period.

Following is a comparison of net sales by type of program:

                                        NET SALES
                                 Nine Month Period Ended
                              -----------------------------
                                 March             March            Increase
                                31, 1996          25, 1995         (Decrease)
                              -----------       -----------       ------------

Dollar Days                   $16,875,000       $23,698,000       $(6,823,000)
Replenishment                   5,326,000         6,626,000        (1,300,000)
                              -----------       -----------       ------------
Core Promotional Business      22,201,000        30,324,000        (8,123,000)

Gift                            2,248,000         2,085,000           163,000

Other                              85,000         1,321,000        (1,236,000)
                              -----------       -----------       ------------

                              $24,534,000       $33,730,000       $(9,196,000)
                              ===========       ===========       ============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) decreased from 25.6% in fiscal 1995 to 17.2% in the current year, principally due to higher than anticipated returns on prior period guaranteed sales and increased cost of merchandise sold in core business programs, related primarily to the mix of programs sold. In addition, the Company experienced decreased gross margins related to its inventory reduction program, as a result of the sale of certain merchandise at reduced prices, and increased (as a percentage of sales) display costs due to a decrease in the value of the merchandise included per display fixture.

Operating Expenses.  Operating expenses decreased from $9,516,000
(28.2% of sales) in the first nine months of fiscal 1995 to $7,836,000 (32.0% of sales) in the same period of fiscal 1996. The decrease in costs was primarily the result of the Company's continuing cost reduction efforts and the lower level of sales in 1996.

Interest Expense. The increase of $291,000 was due to increased effective interest rates and other borrowing costs.

Other Income (Expense), Net. Other income of $204,000 in the nine month period of fiscal 1996 represented miscellaneous items. The prior year other income amount of $355,000 was comprised of the sale of surplus equipment and miscellaneous items.

Loss From Continuing Operations Before Income Taxes. The loss increased from $1,837,000 in fiscal 1995 to $5,038,000 in fiscal
1996. The increase of $3,201,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the losses in the first nine months of fiscal 1996 and 1995 because realization of such benefits is not reasonably assured.
Net operating loss carryforwards available to offset future taxable income and thereby reduce future income taxes payable in fiscal 1996 and beyond are approximately $24 million for income tax reporting purposes.

Loss From Continuing Operations. The increase of $3,201,000 reflects the combined effect of all of the above.

Loss From Discontinued Operation. In fiscal 1995 the Company adopted a plan to sell its lamp business, and completed the sale in September of 1995. Operating losses of $354,000 for the nine month period of fiscal 1995 were reclassified as discontinued.

Net Loss. The increased loss of $2,847,000 reflects the combined effect of all the above.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

                                                             Page

(a)  Exhibits:

10   Amendments One and Two to the Amended and Restated
     Loan and Security Agreement, dated October 30, 1995
     and March 20, 1996, respectively, filed herein.          20-23

23   Acknowledgment of Independent Auditors, filed herein.    24


(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACTION INDUSTRIES, INC.
                                        (Registrant)



Date: May 14, 1996               T. RONALD CASPER
                                 ------------------------------
                                 T. Ronald Casper
                                 Acting President and
                                 Chief Executive Officer


Date: May 14, 1996               KENNETH L. CAMPBELL
                                 ------------------------------
                                 Kenneth L. Campbell
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                   Accounting Officer)