Form 10-K
period 1996-06-30
ACTION INDUSTRIES INC
filed 1996-10-24
CIK 2145

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

For the fiscal year ended June 30, 1996
________________________________________________________________

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

As of October 17, 1996, the aggregate market value of the
Registrant's common stock held by nonaffiliates of Registrant was approximately $6,468,100.
________________________________________________________________

The number of shares of the Registrant's common stock outstanding at October 17, 1996 was 5,539,458.
________________________________________________________________


PART I
______________________________________________________________________

ITEM 1. BUSINESS
______________________________________________________________________


NOTE: References to a fiscal year in this Form 10-K are to Action Industries, Inc.'s fiscal year ending for the five most recent fiscal years on June 30, 1996, June 24, 1995, June 25, 1994, June 26, 1993, and
June 27, 1992. Unless otherwise indicated, information is presented for continuing operations.


GENERAL DEVELOPMENTS IN THE BUSINESS - FIVE YEARS ENDED JUNE 30, 1996

Sale of Operating Assets. The Company has entered into an agreement to sell its inventory and related intellectual property associated with its Replenishment (Powerhouse) business (sold October 18, 1996), and pending the approval of its shareholders, to also sell the inventories and intellectual property related to its Promotional business on or about mid to late December 1996 or early January 1997. If approved by the shareholders and consummated, this transaction will result in the sale of substantially all of the operating assets currently employed in the Company's business. Assets remaining would be the Company's trade receivables and several notes and other non-trade receivables relating to prior asset dispositions and a prior sale/leaseback transaction.

With the assistance of its investment bankers, the Company is actively exploring other strategic options available to it, including business combinations with other operating businesses, in order to continue as an operating concern and preserve all or a portion of its income tax net operating loss carryforwards. The Company has had indications of interest from third parties for a business combination of this type. Discussions are in process with interested third parties, but such discussions are preliminary and may not result in an agreement relating to any such transaction.

The events which have led to the decision to sell the current operations are described in the following paragraphs.

Organization and Business. The organization and business of Action Industries, Inc. and its Subsidiaries (collectively, the "Company") have undergone significant changes beginning in fiscal 1990 and continuing through fiscal 1996 in connection with a major restructuring effort and the Company's response to declining sales.

The Company has experienced declining sales in its traditional promotional business each year since 1989. The Company implemented a restructuring plan in 1990 including various activities intended to return the Company to sales growth or stability and profitability. The Company focused on its core business and sold or eliminated those noncore business units and assets which were not profitable or were not consistent with these objectives. Almost continuous downsizing efforts have been made over the years since 1990 to reduce merchandise inventories and the Company's reliance on working capital borrowings, and to reduce personnel and other operating costs in order to compensate for the decline in sales. The strategy has also encompassed reduction of low margin business, including reduction of guaranteed sale business, which has contributed to the decline in sales. While progress was made initially and at other times over the years, the Company has not been able to make sufficient progress overall to improve or even maintain its position in the retail marketplace.

In fiscal 1995 the Company implemented plans to close its plastics manufacturing facility and to sell its lamp business, consistent with the focus on the core business. These transactions were completed in August and September of 1995 respectively, and were recorded in the financial statements as of June 24, 1995. The Company's retail store in Holland, Michigan was closed in September 1995.

In September of 1995 the Company announced the resignation of R. Craig Kirsch as its Chairman, President and Chief Executive Officer. T. Ronald Casper was appointed Acting President and Chief Executive Officer and Joel M. Berez was elected Chairman of the Board.

In fiscal year 1996 the Company agreed in principle to terminate the lease on its headquarters office/warehouse facility (where it has been the sole tenant) and to enter into a new lease as a tenant for significantly reduced space in this facility in the form of office space only. The Company has operated its business from public warehouses since February of 1996. A new operating lease arrangement was signed in October 1996. The new lease will eliminate the Company's substantial commitment under the prior arrangement, which will materially reduce (but not eliminate) the Company's future occupancy costs. In addition the new arrangements are expected to provide the Company's landlord in the facility with the ability to refinance or resell the property in two to five years such that the Company could realize some or all of the $2.3 million reduced principal portion of what was originally a $3.5 million note receivable due to the Company from its sale/leaseback of the facility in 1991. This note has not been recorded as an asset in the accompanying financial statements, as a result of the uncertainties associated with its realization, both past and present.

In fiscal 1996 the decline in sales continued, principally due to decreased sales to two of the Company's largest customers of fiscal 1995 (a $6.1 million decrease from $8.8 million in sales last year to $2.7 million in sales in the current year). Sales to three other customers decreased $1.8 million as a result of those customers discontinuing their businesses. In addition, approximately $1.5 million in sales to customers in Mexico and Canada last year were not repeated in the current year as a result of the impact of unfavorable currency exchange rates. Replenishment (Powerhouse) sales decreased $2.8 million related to new store setup business last year which was not repeated or replaced in the current year, and reduced order fill rates related to the Company's significant reduction in inventory levels in the current year. In general, the Company's reduced inventory levels and capital constraints limited inventory purchasing and resulted in reduced order fill rates and the inability to introduce new programs. The implementation of the strategy to reduce guaranteed sale business, which is particularly applicable to the Company's seasonal Gift business, was the major contributor to decreased Gift sales in fiscal 1995 and 1996 as compared to 1994 and prior years. Many of the reasons for the continuation in the decline in sales in fiscal 1996 are symptomatic of the inability of the Company to maintain its past market position.

During fiscal 1996 continued declining sales and increasing operating losses resulted in the Company aggressively accelerating its inventory reduction plan, further downsizing of the operating infrastructure, and the assessment that significant improvements in sales and profitability were necessary in order to provide sufficient liquidity to continue to operate the business.

In response to this assessment, the Company engaged an investment banking firm to assist in identifying, analyzing and pursuing possible strategic alternatives for potential business combinations involving substantially all of the business, operating assets or stock of the Company.

Working with its advisors, the Company determined that there was little or no possibility of raising the additional debt and/or equity capital that would be necessary to finance a turnaround or further restructuring of the business. The Company and its advisors also determined that the sale of the business in its entirety was not a viable strategic alternative. The investment bankers located an opportunity to sell the Company's inventory and intangible assets related to the operation of the business. The Company has determined that this sale is in its best interest in comparison to the continued operation of the business and the anticipated losses which such continued operation would almost assuredly bring. This sale is believed to be the only currently available alternative to a liquidation of the business, and is considered preferable to a liquidation.

Restructuring charges of $5.1 million were recorded in fiscal 1993, including severance and other personnel costs associated with downsizing, and the writeoff of inventories and computer software costs. Also related to restructuring, the Company sold substantially all the assets of Action Nicholson Color Company (ANC), a wholly-owned subsidiary, in April of 1994. ANC has been reported as a discontinued operation. Other restructuring activities have included the liquidation of Action Tungsram, Inc., an affiliated company, and the sale/leaseback of the Company's headquarters which was completed in fiscal 1991. Further, the September 1995 sale of the lamp business and August
1995 closing of the plastics manufacturing operation were reported in the financial statements for fiscal 1995.


DESCRIPTION OF BUSINESS AND MARKETING SEGMENT

The Company is the successor to a business which was founded in 1917 and incorporated in 1946. In 1969 the Company first sold its common stock in the public market. For more than thirty years the Company's principal business has been the sale of comprehensive promotional programs to retailers, including DOLLAR-AMA and others. More recently, the Company introduced ACTION EXPRESS and POWER PALLET and other similar programs designed to provide a broad range of value-oriented products, programs, displays and services to meet the traditional promotional objectives of the retailer and reduce the need for in-store labor. The Company's focus has been on its core promotional business consisting of two distinct business-marketing units designed to meet the needs of both its retail customers and the consumer as follows:

     1. "Core" Promotional Business, which concentrates on the development of innovative promotional programs designed to increase sales and profitability for the retail industry.

     2. Replenishment (Powerhouse), which focuses on a "store within a store" concept using a combination of promotional programs, themed events, and other selected items.

The sale of the Company's lamp business in September of 1995 substantially eliminated the Specialty Products business, which had been the Company's "Item" business, wherein proprietary branded lines of merchandise were sold independent of any promotional programs.

The principal product categories sold by the Company have been housewares (kitchenware, cleaning aids, food storage), plastic products for the home, picture frames, toys, stationery, closet accessories, health and beauty aids and the like.

In fiscal 1996 one of the Company's customers accounted for 18.2% of consolidated net sales as a result of the merger of what had been two separate customers which individually accounted for 9.2% and 9% of consolidated net sales respectively. In fiscal 1995 one of these two customers accounted for 11.6% of consolidated net sales. In fiscal 1994 another customer accounted for 15.3% of consolidated net sales.
Business with the 1994 large customer decreased significantly in fiscal 1995, as a result of the customer's narrowing its business with the Company to smaller/older stores in fiscal 1995. The Company has several large customers, however, which are significant to its business. In fiscal 1996 the Company sold in excess of $1 million to each of 6 customers who, in the aggregate, accounted for 42% of consolidated net
sales.    In fiscal 1995 the Company sold in excess of $1 million to each of 11 customers who, in the aggregate, accounted for 48% of consolidated net sales. In fiscal 1994 the Company sold in excess of $1 million to each of 19 customers who, in the aggregate, accounted for 57% of consolidated net sales. The loss of large customers has had an adverse effect on the Company.

There are no long-term arrangements or contracts which obligate any customer to purchase from the Company. The Company generally receives firm orders from its customers only a short time before shipment and consequently has no significant dollar amount of backlog of firm orders.

In its promotional retail marketing programs (DOLLAR-AMA [registered trademark], deep discount Gift promotions, ACTION EXPRESS [registered trademark] and others), the Company sells selected assortments of its products to retailing chains in various trading areas at different times throughout the year, and generally furnishes promotional advertising and display materials, sometimes including related newspaper circulars and inserts for advertising the merchandise. While newspaper circulars were a major part of the Company's programs in the past, this activity has been decreasing for the last several years, to the point where it has been utilized in only a small part of the Company's business in recent years.

The Company sells these assortments of merchandise to its customers at fixed percentage discounts from the retail prices at which the merchandise is advertised for sale to the consumer, resulting in uniform overall profitability to the Company's customers. The overall profitability to the Company of the promotional programs depends upon the aggregate costs of the various items included in the assortments. Items have been added to or discontinued in the assortments from time to time, based upon customer demand, retail sell-through and overall profitability to the Company.

Promotional programs have been the principal marketing vehicle for the Company's products. Promotional programs, which enhance sales volume and store traffic as compared to the results which might be attained independent of such programs, are the Company's primary area of expertise. The Company believes all of the items in its merchandise line are marketable independent of its promotional programs.

The Company's Gift program business has been seasonal to the Christmas selling season. In recent years including fiscal 1996, approximately
50% to 70% of the Company's annual Gift volume has been sold in the Company's second quarter (October, November and December). As a result, commitments to purchase Gift inventories have been made early, in advance of the selling season, and inventory levels have been more difficult to adjust as sales volume has fluctuated. In addition, as the mix of its customer base has changed in recent years to major drug store and grocery store chains, the demand for guaranteed sales has increased.
In 1993 and 1994 approximately 50% of the Gift program was sold under guaranteed sales terms. Significant execution problems and excessive returns in 1993 resulted in planned reduction of the business in 1994.
While the problems of 1993 were overcome in 1994, the Gift program still did not meet the Company's expectations and, as a result, the Company offered a significantly reduced Gift program principally on a non-guaranteed basis in fiscal 1995 and 1996.


PRODUCTS

The products sold by the Company consist of imported products, Company-manufactured products, and products purchased from other United States manufacturers and suppliers.

The breakdown of consolidated net sales by source is as follows:

                                             Fiscal Year
                                  ---------------------------------
                                  1996           1995          1994
                                  ----           ----          ----

Imported Products                  82%            72%           75%

Company-manufactured Plastics       7%            15%           17%

Domestic Products                  11%            13%            8%
                                  ----           ----          ----
                                  100%           100%          100%
                                  ====           ====          ====

Imported Products

Imported products consist of approximately 600 to 800 items. Most of these items have been manufactured and packaged to the Company's specifications under the Company's brand names. Imported products have been purchased from various manufacturers in twenty countries, primarily in the Far East and Europe.

The Company's importing activities have been subject to the effects of inflation and fluctuations in the value of the U.S. dollar in relation to other currencies, as well as various other economic and political risks. It has been the Company's practice to purchase in U.S. dollars wherever possible, and to evaluate these risks, as well as the cost and availability of merchandise from all of its product sources, and to change suppliers and countries of origin as necessary to meet its purchasing objectives. While the Company considers its recent sources of supply adequate for its operations and has generally been successful at developing alternative sources of supply, there have not been assurances that suitable merchandise from foreign countries would continue to be available at satisfactory U.S. dollar prices.

Company-manufactured Plastics

Until August of 1995 the Company manufactured in its own plant (located at its headquarters facility) more than 100 plastic housewares items, such as wastebaskets, laundry baskets, pails, food storage containers, tumblers, storage bins, and the like. As a result of declining sales volume and a decreasing proportionate use of plastics in its existing business, the Company closed its manufacturing facility, and made arrangements to meet its needs for plastic products through outside purchases from both domestic and import sources.

Products Purchased from Other United States Manufacturers and Suppliers

Domestically manufactured products purchased from others currently have consisted of approximately 100 items sold in the Company's promotional programs. As with its imported products, while the Company considers its recent sources of supply adequate for its operations, there have not been assurances that suitable merchandise from domestic manufacturers would continue to be available to the Company at satisfactory prices.


COMPETITION

The business of importing and marketing the categories of merchandise sold by the Company is highly competitive. While the Company has experienced some competition from certain importers in terms of "direct import" promotional programs, no competitor has been known to provide the breadth of program selection and services which the Company has provided. The Company however, has experienced competition from a large number of firms, many of which have greater financial resources, including large manufacturers selling branded promotional items, the retailers' own internally developed promotional programs, wholesalers and importers.

The Company's promotional programs, including Replenishment, which in the fiscal year ended June 30, 1996 accounted for approximately 99.7% of net sales, have been the Company's principal method of competing with other suppliers of like merchandise to retail chains. The Company has endeavored to provide a broad range of value-oriented products and programs, as well as merchandising, point-of-sale displays and other promotional support materials and services, in a unique fashion, responsive to the retailers' needs. The success of the promotional programs has been dependent on achievement of the goal of increasing sales and enhancing gross margin contribution in the stores of the Company's customers.

The Company believes it has been the leading independent marketer of promotional programs to the retail trade. The Company's principal competition in providing these programs often has come from its own customers, most of whom have the capabilities to conduct promotional programs internally. Building in-store sales and traffic and providing the retailer with comprehensive, turnkey programs (including promotional merchandise with consistent, reasonable profit margins for the retailer) have been the Company's basis for competition with the internally created promotions of its customers.


SEASONALITY

Fluctuations in sales of the Company's DOLLAR-AMA [registered trademark and similar promotions from quarter to quarter reflect the cumulative result of individual decisions made by various customers with regard to the timing and placement of orders. Sales of the Company's Gift programs have been seasonally highest in the Company's second fiscal quarter.
The December quarter has accounted for approximately 50% to 70% of the annual volume for Gift sales during the last three fiscal years.


TRADEMARKS HELD, AND LICENSES AND FRANCHISES GRANTED

The Company's trademarks - DOLLAR-AMA [registered trademark], DOLLAR POWER [registered trademark] and others - are recognized by consumers throughout the United States, and represent the basic concepts under which the Company's promotional programs have been sold. Trademarks are considered to be an integral part of the ability to market promotional programs. Trademark rights endure as long as they are in continued use in the conduct of the business. All of the Company's trademarks are to be sold in conjunction with the sale of assets of its Replenishment and Promotional businesses.

In connection with the Company's promotional program sales, licenses to use DOLLAR-AMA [registered trademark] and other trademarks have been granted to customers' stores. The licenses have been granted at no additional cost to the customer (the Company charges only for the merchandise provided) for limited periods of time, usually one to two weeks, during which the licensed stores advertise their sales of the Company's merchandise.


EMPLOYEES

At October 15, 1996 the Company employed 40 regular employees and no temporary employees. At October 15, 1995 it employed 169 regular (including 70 represented by a labor union) and 25 temporary employees. The decrease is due to the downsizing and outsourcing of distribution operations and other work force reductions related to these and other downsizing activities during the year.


ITEM 2. PROPERTIES
______________________________________________________________________

The Company occupies the following facilities:

Headquarters. The Company's corporate headquarters are located in a 580,000-square foot building on a 43-acre tract of land in Harmar Township, Pennsylvania (near Pittsburgh). The facility is leased from Allegheny Capital Growth Limited Partnership. During the third quarter of fiscal 1996, the Company moved all of its inventory and distribution activities from this location to lower cost public warehouse facilities described below. A substantial part of the facility is subleased to a third party under a short-term arrangement. In October 1996 the Company finalized the negotiation of and signed a new lease wherein the Company will lease only 58,000 square feet of office space in the facility.

Other Distribution Facilities. The Company has occupied 330,000 square feet at a public warehouse facility in Mt. Vernon Ohio , and 55,000 square feet at an additional distribution facility in Columbus, Ohio. The facilities are occupied under short-term lease arrangements permitting the Company to expand or contract its space to accommodate the Company's fluctuating inventory and distribution volume. The obligations under these leases are expected to be terminated in conjunction with the sale of the inventory.


ITEM 3. LEGAL PROCEEDINGS
______________________________________________________________________

The Company previously reported an adversary action against the Company and some 50 other defendants, filed on August 16, 1994 by the Official Committee of Unsecured Creditors of Phar-Mor, Inc. in the United States Bankruptcy Court, Northern District of Ohio, and subsequently transferred to the United States District Court for the Western District of Pennsylvania. The Official Committee sought the recovery of approximately $75 million (about $2.6 million in the case of Action Industries) paid to the defendants for Phar-Mor shares tendered by them in a July 1991 tender offer. The claim was based upon allegations that at the time of the tender offer Phar-Mor was insolvent or had unreasonably small capital, and, therefore, the transfers pursuant to the tender offer constituted fraudulent conveyances. On August 22, 1995, summary judgment was entered in favor of the Company and the other defendants. In September 1995, the Official Committee filed an appeal of this decision. In October 1996 the U.S. Court of Appeals for the Third Circuit affirmed the judgment of the District Court in favor of the Company and the other defendants.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
______________________________________________________________________

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.


EXECUTIVE OFFICERS OF THE REGISTRANT
______________________________________________________________________

The names, ages, positions and business experience of the Company's executive officers are set forth below.

Kenneth L. Campbell, 49.  Mr. Campbell has served as Senior Vice
President, Finance and Chief Financial Officer since 1989. He has been an executive officer of the Company since his employment in 1984.

T. Ronald Casper, 52. Mr. Casper was appointed as Acting President and Chief Executive Officer on September 7, 1995. Since 1988, he has been Managing Director of Cornerstone Capital Advisors, Ltd., a merchant banking organization, of which he is a co-founding principal. Mr. Casper serves under a contract between the Company and Cornerstone, and is not an employee of the Company. He was a consultant to the Company, reviewing its strategic plans, for about two months prior to his appointment.


PART II
_______________________________________________________________________

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS
_______________________________________________________________________

The Company's common stock is traded on the American Stock Exchange (trading symbol ACZ). The following table sets forth the high and low sale prices of the stock during each quarter of the last two fiscal years:


FISCAL YEAR 1996                    FISCAL YEAR 1995
----------------                    ----------------
                   High     Low                      High      Low
                   ----     ---                      ----      ---
First Quarter     1-1/4     9/16    First Quarter    2-1/2    2
Second Quarter      3/4     7/16    Second Quarter   2-5/16   1-5/8
Third Quarter       3/4     7/16    Third Quarter    2-1/8    1-5/16
Fourth Quarter   2-11/16    3/8     Fourth Quarter   1-1/2     15/16


There are approximately 1,300 holders of record of the Company's common stock, including brokers named on listings provided by clearing agencies. It is estimated that these holders represent approximately 2,700 beneficial owners of the Company's stock.

The Company's Board of Directors has not declared cash dividends during the last two fiscal years and has no present plans to do so.



ITEM 6.  SELECTED FINANCIAL DATA

(In thousands except per share amounts)

OPERATING RESULTS                                         1996        1995        1994        1993         1992
                                                        --------    --------    --------    --------     --------

Net Sales                                              $  30,212    $ 45,088    $ 60,049    $  76,684    $ 84,059
Cost of Products Sold                                     26,385      34,374      44,527       62,725      58,360
                                                       -----------------------------------------------------------
Gross Margin                                           $   3,827    $ 10,714    $ 15,522    $  13,959    $ 25,699

Earnings (Loss) from Continuing Operations (a)(b)      $ (12,899)   $ (2,907)   $    128    $ (10,390)   $  5,557
                                                       -----------------------------------------------------------
Earnings (Loss) Per Share from Continuing
   Operations (a)                                      $   (2.33)   $  (0.52)   $   0.02    $   (1.88)   $   0.97
Cash Dividends                                               -           -           -            -           -
Weighted Average Shares Outstanding                        5,539       5,539       5,561        5,539       5,738
                                                       -----------------------------------------------------------

BALANCE SHEET DATA

Total Assets                                           $   8,908    $ 39,546    $ 39,363    $  56,873    $ 66,137
Long-Term Debt                                         $     115    $  7,854    $  8,487    $   9,022    $  9,427
                                                       ===========================================================

(a)  Losses for 1996 include $4,226,000 in costs and expenses due to the sale of assets and closing of a
     warehouse.  Losses for 1993 include $5,123,000 of restructuring costs.   Net earnings for 1992 include
     deferred income tax credits of $500,000.

(b)  Excludes losses from discontinued operations in 1995 of $808,000 ($0.15 per share), in 1994 of $3,000, in 1993 of $3,990,000 ($0.72 per share), and in 1992 of $1,697,000 ($0.30 per share).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
______________________________________________________________________


OVERVIEW

NOTE:   References to a fiscal year in this Form 10-K are to the
Company's fiscal year ended on the last Saturday of June prior to 1996, and for fiscal year 1996, ending June 30, 1996. This Item 7 should be read in conjunction with the Notes to Financial Statements and Item 1.


FINANCIAL CONDITION

The Company has experienced declining sales in its traditional promotional business in recent years. In fiscal 1996 the decline in sales continued, principally due to decreased sales to two of the Company's largest customers of fiscal 1995 (a $6.1 million decrease from $8.8 million in sales last year to $2.7 million in sales in the current year). Sales to three other customers decreased $1.8 million as a result of those customers discontinuing business. In addition, approximately $1.5 million in sales to customers in Mexico and Canada last year were not repeated in the current year as a result of the impact of unfavorable currency exchange rates. Replenishment (Powerhouse) sales decreased $2.8 million related to new store setup business last year which was not repeated or replaced in the current year, and reduced order fill rates related to the Company's significant reduction in inventory levels in the current year. In general, the Company's reduced inventory levels and capital constraints limited inventory purchasing and resulted in reduced order fill rates and the inability to introduce new programs. Further, the Company closed its retail store in September 1995, which accounted for $600,000 in decreased sales. The Company experienced lost sales opportunities in both fiscal 1996 and 1995 as a result of its efforts to reduce low margin and guaranteed sale business from the level of such business experienced in 1993 and 1994.

The historical decline in sales is the result of many factors, including a changing retail marketplace, the increasing complexity of the promotional business itself, and strategic decisions to exit or downsize unprofitable, higher risk product lines. Many of the reasons for the continuation in the decline in sales in fiscal 1996 are symptomatic of the inability of the Company to maintain its past market position.

These issues have led to management's decision to sell the inventory and other assets of its Replenishment business and, subject to shareholder approval, the inventory and other assets of its Promotional business.
The proceeds of the sales will be used to pay existing obligations and, if an appropriate opportunity presents itself, to explore its other strategic options, including possible business combinations with other operating businesses. Substantial doubt exists as to the ability of the Company to continue to exist as a going concern, unless a business combination can be accomplished which provides additional capital.


LIQUIDITY AND CAPITAL RESOURCES

The major sources of cash during the 1996 fiscal year were significantly reduced inventory levels (78% reduction) and collections on receivables. Operating losses and repayment of current and long-term obligations were the primary uses of cash. Working capital at June 30, 1996 was $436,000, decreased from $12.8 million at June 24, 1995, largely related to the lower level of sales in the current year and operating and other losses. The Company will be required to continue to manage the timing of payment of its obligations to deal with this impaired liquidity.

Cash and cash equivalents were $78,000 at June 30, 1996 as compared to $567,000 at June 24, 1995. Cash balances fluctuate daily to meet operating requirements.

Accounts receivable of $2.8 million at June 30, 1996 decreased from $9.9 million at June 24, 1995, as a result of decreased sales, particularly in the month of June, and improved collections in the current year.

Inventories of $3.9 million decreased significantly compared to $18.1 million at June 24, 1995, related to the lower level of sales and the Company's aggressive inventory reduction efforts in light of its capital constraints, and inventory adjustments related to the sales of the inventories and writeoffs associated with the termination of the Company's operating business.

Aggregate borrowings (long-term debt and notes payable) decreased from $18.0 million at June 24, 1995 to $3.2 million at June 30, 1996. This decrease was primarily the result of elimination of the sale/leaseback obligation as a result of finalizing the negotiations of a new lease, and the repayment of borrowings with cash generated from the reduction of inventories and receivables, net of cash used to fund operating losses incurred. Letters of credit outstanding were $82,000 at June 30, 1996, significantly below $909,000 at June 24, 1995 reflecting reductions in the Company's level of overseas purchases of inventory.

The Company's Credit Agreement provides for available credit of up to $10 million through June 30, 1997. Availability under the line is further limited by the level of eligible accounts receivable and inventories.
At June 30, 1996 outstanding borrowings under the Credit Agreement were $3.0 million and outstanding letters of credit were $82,000.

The Company did not meet the required levels of net worth and working capital under the restrictive covenants of the Credit Agreement as of June 30, 1996, and will not be able to meet these covenants subsequently. The lender's remedies under such a default include the right to demand repayment of the outstanding loan.

Assuming that the Company's lender will continue to provide credit, given the defaults under the financial covenants, the Company believes that the credit available under its existing borrowing arrangements, together with funds from the sale of its inventories and other operating assets (to which the Company's lender has consented) and from its operations in the period prior to the completion of the sale, will be sufficient to meet most or all of its near term operating needs for the remainder of calendar year 1996. For the longer term, if the Company is to benefit from the use of its tax net operating losses, it must reduce its cost structure to a bare minimum to maintain sufficient liquidity and to provide enough time to identify and close a transaction to acquire a profitable operating business. Unless a business combination and/or a source of additional capital can be achieved in the next few months, there can be no assurance that the Company's capital resources will be sufficient to meet its operating needs, in which case material adverse consequences may result.

The Company's capital expenditures were $220,000 in fiscal 1996, all under a project initiated in 1994 to replace its core information systems computer hardware and software. No further capital expenditures are planned.


RESULTS OF OPERATIONS

Fiscal 1996 Compared with Fiscal 1995

Net Sales.   Aggregate net sales for fiscal 1996 were $30,212,000, a
decrease of $14,876,000 (33.0%) compared to $45,088,000 in the prior year.

The decline in sales in fiscal 1996 was principally due to decreased sales to two of the Company's largest customers of fiscal 1995 (a $6.1 million decrease from $8.8 million in sales last year to $2.7 million in sales in the current year). Sales to three other customers decreased $1.8 million as a result of those customers discontinuing business. In addition, approximately $1.5 million in sales to customers in Mexico and Canada last year were not repeated in the current year as a result of the impact of unfavorable currency exchange rates. Replenishment (Powerhouse) sales decreased $2.8 million related to new store setup business last year which was not repeated or replaced in the current year, and reduced order fill rates related to the Company's significant reduction in inventory levels in the current year. The closing of the Company's retail store in September 1995 accounted for $600,000 in decreased sales. In general, the Company's reduced inventory levels and capital constraints limited inventory purchasing and resulted in reduced order fill rates and the inability to introduce new programs as planned.


Following is a comparison of net sales by type of program:

                                         NET SALES
                                     Fiscal Year Ended               Increase
                               June 30, 1996    June 24, 1995       (Decrease)
                               -------------    -------------       ----------

Dollar Days                     $21,047,000      $31,933,000      $(10,886,000)
Replenishment                     6,778,000        9,560,000        (2,782,000)
                                -----------      -----------      -------------
Core Promotional Business        27,825,000       41,493,000       (13,668,000)

Gift                              2,302,000        2,122,000           180,000

Other                                85,000        1,473,000        (1,388,000)
                                -----------      -----------      -------------
                                $30,212,000      $45,088,000      $(14,876,000)
                                ===========      ===========      =============


Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) decreased from 23.8% in fiscal 1995 to 12.7% in the current year, principally due to higher than anticipated returns on prior period guaranteed sales, including increased provisions for returns on guaranteed sales outstanding at June 30, 1996. The Company has also experienced lower gross margins related to its inventory reduction program, as a result of the sale of certain merchandise at reduced prices, and increased (as a percentage of sales) display and other costs due to a decrease in the value of the merchandise included per display fixture.

Operating Expenses. Operating expenses decreased from $12,461,000 (27.6% of sales) in fiscal 1995 to $10,462,000 (34.6% of sales) in fiscal 1996. The decrease in costs was the result of the Company's continuing cost reduction efforts. The increase in costs as a percentage of net sales is due to the greater impact of fixed and indirect costs on the lower level of sales, including executive search, legal, and other corporate costs, as well as costs of the Company's merchandise acquisition operation normally allocated to purchases which were not fully absorbed in fiscal 1996 due to the limited purchasing during the year.

Interest Expense. The increase of $146,000 was due to higher effective interest rates and other borrowing costs. Average borrowing levels in the current year were also higher as compared to average borrowings attributed to continuing operations last year, resulting from increased borrowings in the first half of the current year.

Other Income (Expense), Net. Other expense of $58,000 in fiscal 1996 represented miscellaneous items. The other income amount of $674,000 in fiscal 1995 included a gain on the sale of property in Mt. Clemens, Michigan (site of a previously discontinued operation) in the amount of $950,000 and gains from the sale of plastic production equipment of $296,000, net of the writedown of the estimated value of remaining amounts due from the prior sale of Action Nicholson Color Company of $518,000 and other miscellaneous items.

Costs and Expenses Due to Sale of Assets and Closing of Warehouse. As a result of the sale of its operating assets and the resultant termination of its operating business, the Company has taken charges in the fiscal year ended June 30, 1996 for the estimated loss on the sale of its inventories and intellectual property ($600,000), other adjustments to reflect the net realizable value of inventory ($2.1 million)and other assets and liabilities($1.4 million).

Loss From Continuing Operations Before Income Taxes. The loss increased from $2,907,000 in fiscal 1995 to $12,899,000 in fiscal 1996. The increase of $9,992,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the losses in fiscal 1996 and 1995 because realization of such benefits cannot be reasonably assured. Net operating loss carryforwards available to offset future taxable income and thereby reduce future income taxes payable in fiscal 1996 and beyond are approximately $34 million for income tax reporting purposes.

Loss From Continuing Operations. The increase of $9,992,000 reflects the combined effect of all of the above.

Loss From Discontinued Operation. In fiscal 1995 the Company adopted a plan to sell its lamp business, and completed the sale in September of 1995. Operating losses of $808,000 for fiscal 1995 were reclassified as discontinued.

Net Loss. The increased loss of $9,184,000 reflects the combined effect of all the above.


Fiscal 1995 Compared with Fiscal 1994

Net Sales.   Aggregate net sales for fiscal 1995 were $45,088,000, a
decrease of $14,961,000 (24.9%) compared to $60,049,000 in fiscal 1994.

Sales to the Company's largest customer in 1994 decreased $9.5 million in fiscal 1995 as a result of that customer's decision to use the Company's programs in a limited manner in 1995. In addition, Gift program sales decreased $6.4 million as a result of the Company's decision to reduce the offering of this program in order to reduce guaranteed sales.

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

Following is a comparison of net sales by type of program:

                                           NET SALES
                                       Fiscal Year Ended               Increase
                                June 24, 1995     June 25, 1994       (Decrease)
                                -------------     -------------       ----------

Dollar Days                      $31,933,000       $41,257,000      $ (9,324,000)
Replenishment                      9,560,000         8,224,000         1,336,000
                                 -----------       -----------      -------------
Core Promotional Business         41,493,000        49,481,000        (7,988,000)

Gift                               2,122,000         8,521,000        (6,399,000)

Other                              1,473,000         2,047,000          (574,000)
                                 -----------       -----------      -------------
                                 $45,088,000       $60,049,000      $(14,961,000)
                                 ===========       ===========      =============


Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) decreased from 25.8% in fiscal 1994 to 23.8% in fiscal 1995, principally due to increased cost of merchandise sold in core business programs, related primarily to the mix of programs sold and increased plastic manufacturing costs related to the lower level of production in 1995.

Operating Expenses. Operating expenses decreased from $13,245,000 (22.1% of sales) in fiscal 1994 to $12,461,000 (27.6% of sales) in fiscal 1995. The increase in costs as a percentage of sales was primarily the result of increased selling and merchandising costs related to the development of programs for the future, and the lower level of sales in 1995.

Interest Expense. The decrease of $238,000 was due to lower average borrowing levels in fiscal 1995 net of increased interest rates and other borrowing costs.

Other Income (Expense), Net. Other income of $674,000 in fiscal 1995 included a gain on the sale of property in Mt. Clemens Michigan (site of a previously discontinued operation) in the amount of $950,000 and gains from the sale of plastic production equipment of $296,000, net of the writedown of the estimated value of remaining amounts due from the prior sale of Action Nicholson Color Company of $518,000 and other miscellaneous items. The fiscal 1994 income amount of $77,000 was comprised of miscellaneous items.

Earnings (Loss) From Continuing Operations Before Income Taxes.
Earnings (Loss) decreased from earnings of $128,000 in fiscal 1994 to a loss of $2,907,000 in fiscal 1995. The decrease of $3,035,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the loss in fiscal year 1995 because realization of such benefits cannot be reasonably assured. No income tax expense was provided on earnings in fiscal year 1994, because previously unrecognized deferred income tax benefits and net operating loss deductions from prior years were available to offset income taxes on current earnings.

Earnings (Loss) From Continuing Operations. The decrease of $3,035,000 reflects the combined effect of all the above.

Loss From Discontinued Operation. In fiscal 1995 the Company adopted a plan to sell its lamp business, and completed the sale in September of 1995. Operating losses of $808,000 for 1995 and $3,000 for 1994 were reclassified.

Net Earnings (Loss). The decrease of $3,840,000 reflects the combined effect of all the above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
______________________________________________________________________

See Index to Financial Statements and Financial Statement Schedules included as part of Item 14 appearing on Page 33 of this Form 10-K Annual Report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
______________________________________________________________________

There are no disagreements between the Company and its independent accountants concerning matters of accounting principles or practices or financial statement disclosures.


PART III
______________________________________________________________________

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
______________________________________________________________________

Ernest S. Berez, who had been a Director of the Company since 1951 and had served as Chairman of the Board from 1987 to 1990 resigned from the Board in January 1996 for retirement purposes. With Mr. Berez's departure, the Board of Directors is now comprised of six members divided among three classes, one of which has three members, another has two members and the third has one member. Each class of Directors serves a three-year term.

One candidate, who has been nominated by the Board for election as a director this year is identified below, along with the directors continuing in office.

NOMINEE FOR A 3-YEAR TERM EXPIRING IN 1999:

Charles C. Cohen, 55. Mr. Cohen has served as a Director of the Company since June 1991. He has been a Director of the law firm of Cohen & Grigsby, P.C. since 1981 and Adjunct Professor of Securities Regulation at the University of Pittsburgh School of Law since 1976. He also serves on the Boards of Directors of Robroy Industries, Inc. and several civic organizations. Mr. Cohen will resign from the three year term expiring in 1997 which he is currently serving, in order to stand for election to the class of directors which will become vacant upon the expiration of Mr. Gold's term.

DIRECTORS CONTINUING IN OFFICE:

SERVING THE SECOND YEAR OF A 3-YEAR TERM EXPIRING IN 1998:

Joel M. Berez, 42. Mr. Berez has served as a Director of the Company since 1983, and as Chairman since September 1995. He has been a business consultant since May 1996. Prior to that he had served as President and Chief Operating Officer of Digital Alchemy, Inc., a producer of home education software from January 1995. He had previously been employed by the Company from 1988 to 1995 and had served in several executive positions, most recently Senior Vice President.

William B. Snow, 64. Mr. Snow has served as a Director of the Company since August 1994. Since July 1994 he has served as Vice Chairman and Chief Financial Officer of Movie Gallery, Inc., a video cassette and retail sales and rental business. He had previously been Director, Executive Vice President and Chief Financial Officer of Consolidated Stores Corporation, a retailer in the "close-out" consumer goods industry since 1985.

SERVING THE THIRD YEAR OF A 3-YEAR TERM EXPIRING IN 1997:

James H. Knowles, Jr., 56. Mr. Knowles has served as a Director of the Company since November 1993. Having over ten years of experience in the founding and management of venture capital firms, he is presently President and Chief Executive Officer of Dragonswood, Inc., a venture capital investment management company, where he has served since 1988.

David S. Shapira, 54. Mr. Shapira has served as a Director of the Company since 1981. He has held various executive positions with Giant Eagle, Inc. a retail supermarket chain, including Director, Chairman, President and Chief Executive Officer since 1980. He also serves on the Boards of Directors of Mellon Bank, N. A., Mellon Bank Corporation, Equitable Resources, Inc. and Bell Telephone Company of Pennsylvania.

In August 1992, Phar-Mor, Inc. reported that it had been the victim of a fraud and embezzlement scheme perpetrated by Phar-Mor executives whose employment was immediately terminated. David S. Shapira, a Director of the Company, was Director and Chief Executive Officer of Phar-Mor at the time of discovery of the embezzlement. Company Director, Charles C. Cohen, was also a Director of Phar-Mor at that time. On August 17, 1992, Phar-Mor filed for protection under Chapter 11 of the United States Bankruptcy Act. Mr. Shapira was an executive officer of Phar-Mor at the time of filing.


COMPLETING A 3-YEAR TERM EXPIRING IN 1996:

Joel L. Gold, 55. Mr. Gold has served as a Director of the Company since 1978. He has been Managing Director of Fechtor, Detwiler & Co., Inc., and investment banking company since April 1995. Prior to that, he had served as Managing Director for Furman Selz, Incorporated, an investment banking company from 1992 to 1995, and as Managing Director for Bear, Stearns & Co., Inc., also an investment banking firm, from 1990 to 1992. He also serves on the Boards of Directors of Concord Camera Corp., Life Medical Sciences, Inc. and Biomechanics Corporation of America. Mr. Gold will not stand for election when his current term expires.

COMPLIANCE WITH CERTAIN FILING REQUIREMENTS:

Directors and executive officers are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports concerning their holdings and transactions in Company stock. All such reports for fiscal year 1996 have been filed on a timely basis.


The information concerning executive officers required by Item 10 is contained at the end of Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION
______________________________________________________________________


COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

COMPENSATION FOR DIRECTORS: Directors who are employees of the Company, as well as former employee Ernest S. Berez receive no additional compensation for their services on the Board. For the fiscal year 1996
R. Craig Kirsch was a director until his resignation in September of 1995.

Compensation for nonemployee Directors includes an annual retainer of $12,000 for Directors and $17,000 for the Chairman plus $1,000 for each full Board meeting attended and $500 for each committee meeting attended on a day other than the day of a full Board meeting. Upon appointment to the Board, each of the present nonemployee Directors other than Mr. Joel Berez, a former employee, was granted the option to purchase 7,500 shares of stock, pursuant to a Nonemployee Director Stock Option Plan approved by the shareholders in 1991. In addition nonemployee Directors received an annual stock option grant of 1,000 shares each in 1995. New nonemployee Directors will receive an initial stock option grant of 4,000 shares.

Ernest S. Berez, former Director, Chairman and President of the Company, is compensated under an agreement with the Company dated July 31, 1990 and amended July 31, 1991. Pursuant to that agreement, Mr. Berez receives lifetime retirement benefits in the amount of $139,200 annually. If Mr. Berez's wife should survive him, she will receive lifetime survivor benefits of one-half Mr. Berez's benefit amount.


COMPENSATION FOR EXECUTIVE OFFICERS: The following tables show, for the last three fiscal years, all compensation received by each Chief
Executive Officer for fiscal year 1996, the two other executive officers of the Company as of the end of fiscal year 1996, and one other individual who served as an executive officer but left the employ of the Company prior to the end of the fiscal year.


SUMMARY COMPENSATION TABLE
                                                             Long-term
                                                          Compensation
                                  Annual Compensation         Awards
                                  -------------------         ------
                                                           Securities
Name and                                                   Underlying
Principal                 Fiscal                            Options/     All Other
Position                   Year    Salary($)    Bonus($)    SARs (#)    Compensation
---------------------     ------   ---------    --------   ----------   ------------

T. Ronald Casper (1)       1996            0          0           0       $285,000
Nonemployee President      1995            0          0           0              0
and Chief Executive        1994            0          0           0              0
Officer

R. Craig Kirsch (2)        1996      243,437          0           0              0
Former Chairman,           1995      243,437          0      88,642          2,448
President and Chief        1994      243,437          0           0          2,875
Executive Officer

Robert I. Christian (3)    1996      125,000     15,000           0              0
Former Senior Vice         1995      125,000     30,000     175,000            340
President, Sales           1994       49,725          0           0              0

Kenneth L. Campbell        1996      118,690          0           0              0
Senior Vice President,     1995      118,690          0      20,000            522
Finance                    1994      118,698      6,000           0            554

Robert P. Garrity (4)      1996      108,000          0           0              0
Senior Vice President,     1995      106,082          0      25,000            441
Operations                 1994       20,000          0      20,000              0


(1) Mr. Casper is not an employee of the Company. He serves as President and Chief Executive Officer under a contract between the Company and Cornerstone Capital, Ltd., a merchant banking firm of which Mr. Casper is a principal. The amount shown for "All Other Compensation" represents the fees paid to Cornerstone for the services of Mr. Casper.

(2) During fiscal year 1995, Mr. Kirsch, who resigned from the Company in September 1995, was granted an 88,462 share option which has since expired and been canceled.

(3) During fiscal year 1995, Mr. Christian, who resigned from the Company in May 1996, was granted 175,000 option shares which have since expired and been canceled.

(4) During fiscal years 1994 and 1995 Mr. Garrity was granted 20,000 share and 25,000 share stock options which have since expired and been canceled.

There were no Option/SAR Grants during the Company's fiscal year ended June 30, 1996.

             AGGREGRATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY END OPTION/SAR VALUES



                                                         Number of
                                                         Securities          Value of
                                                         Underlying        Unexercised
                                                         Unexercised       In-The-Money
                                                        Options/SARs       Options/SARs
                                                         at FY End         at FY End ($)
                       Shares Acquired      Value       Exercisable/        Exercisable
      Name             on Excercise (#)    Realized     Unexercisable      Unexercisable
--------------------   ----------------    --------     -------------      -------------

Kenneth L. Campbell            0              NA           18,000               8,500
                                                           12,000              12,750

Robert P. Garrity              0              NA           13,000               5,313
                                                           32,000              21,250

Mr Garrity resigned from the Company on July 15, 1996. All of his options expired October 15, 1996.



EMPLOYMENT CONTRACTS

R. Craig Kirsch. Until his resignation on September 7, 1995, Mr. Kirsch served under an employment agreement dated as of March 12, 1992. The agreement provided for five years' employment with base compensation subject to review of the compensation committee of the Board of Directors, participation in any incentive compensation program implemented by the Company and customary insurance benefits for executives of the Company. Mr. Kirsch had stock options to purchase a total of 288,462 shares of the Company's common stock; these were canceled upon his resignation. The agreement provides for Mr. Kirsch's covenant not to compete with the Company for two years following his separation. Mr. Kirsch will receive separation benefits in the form of salary continuation at an annual rate of $243,437 until the earliest to occur of March 12, 1997, his employment with another firm, or his death.

Robert I. Christian. Until his resignation on May 26, 1996, Mr. Christian served under an agreement of employment "at will." The agreement provided for base compensation at $125,000 annually and minimum bonus payments, subject to adjustment by the Company's Chief Executive Officer, participation in the Company's stock option plan and participation in the Company's group insurance benefits and retirement plan. Mr. Christian had stock options to purchase a total of 175,000 shares of the Company's stock; these were canceled upon his resignation.

Robert P. Garrity. Until his resignation on July 15, 1996, Mr. Garrity served under an employment agreement dated December of 1995. The agreement provides for base compensation of $106,082 annually, subject to adjustment by the Company's Chief Executive Officer, participation in any bonus, incentive compensation and stock option plan for executives of the Company and participation in the Company's group insurance benefits and retirement plan. The agreement also provides for Mr. Garrity's covenant not to compete with the Company for a period of two years after his employment ends. Further, in the event of termination of Mr. Garrity's employment, other than for cause, the agreement provides for continued payment of Mr. Garrity's base salary and health care benefits for a period of six months. Mr. Garrity will receive separation benefits until January 15, 1997.

Kenneth L. Campbell. Mr. Campbell serves as an employee "at will." Mr. Campbell has a severance arrangement with the Company which provides, in the event of termination of Mr. Campbell's employment, other than for cause, for continued payment of Mr. Campbell's base salary ($117,400 annually) and health care benefits for a period of six months.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the compensation committee during fiscal year 1996 were Messrs. Gold, Knowles, Shapira, and until his resignation, Kirsch. Mr Kirsch, who was a nonvoting member, was President and Chief Executive Officer of the Company until his resignation in September 1995. Mr. Shapira is a Director and executive officer of Giant Eagle, Inc. which engaged in several arms-length business transactions with the Company during the fiscal year. The Company sold merchandise to Giant Eagle in the amount of $143,200 and paid Giant Eagle $1,000 in trade show booth fees.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

It is the policy of the compensation committee to compensate executive officers of the Company under a pay plan with three components: base salary, performance-based pay and equity ownership. The compensation plan was developed in 1990 with the assistance and recommendations of compensation consultants. Under this pay system, base salaries for executives are set at or just below the market median for each position, as determined from market survey information for companies with comparable sales volume.

Performance-based compensation is paid pursuant to a plan implemented in September 1990. The plan provides that a portion of the compensation payable to each executive officer will be based upon the individual's achievement of predetermined performance objectives and the Company's attainment of overall performance objectives. The plan is a flexible program in which performance objectives, which are individually determined for each executive appropriate to his position, are established each year by senior management. The aggregate amount potentially payable to executives is determined by the Board of Directors each year, based upon a percentage of the Company's profits. The plan has been suspended for the last three fiscal years, as management did not expect the Company to have the financial resources to fund it.

The equity ownership portion of executive officer compensation is paid in the form of stock options under a Stock Option Plan approved by the shareholders and amended in 1995. Under this plan the Company earlier granted options to executive officers and other managers for approximately 820,000 shares. The number of option shares granted to each individual is based upon the executive's position in the Company and the relative potential for that position to affect the Company's performance. The option price for each grant is the fair market value at the date of grant. Executives have ten years from the date of grant to exercise their options by paying the option price for the stock. There were no stock option grants under the plan in fiscal 1996 as a result of the Company's performance.

The compensation committee believes that this three-component pay system for executive officers effectively balances the employee's need for income security and the Company's need to maximize performance. The base salary component provides the executive a reliable but moderate income stream. The opportunity for any additional income exists only through the performance-based compensation plan and the stock option plan, and is available only by virtue of individual achievement and overall
Company performance.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT
______________________________________________________________________


           PRINCIPAL HOLDERS OF THE COMPANY'S COMMON STOCK

Security of Ownership of Management

The following table shows, as of October 17, 1996, the beneficial ownership of the Company's common stock of each Director, each person who served as Chief Executive Officer or acted in a similar capacity during the fiscal year ended June 30, 1996 ("fiscal 1996"), each executive officer of the Company during fiscal 1996 whose total annual salary and bonus for fiscal 1996 was at least $100,000 and all the Directors and Officers of the Company as a group.

                                    Amount and Nature of Beneficial Ownership
                                    -----------------------------------------
                             Sole Voting     Shared
                                 and       Voting and                   Percent of
                              Investment   Investment                     Shares
  Name                          Power         Power        Total        Outstanding
---------------------        -----------   ----------      -----        -----------

Ernest S. Berez                  5,531       16,169       21,700  (1)        *
Joel M. Berez                   18,014      677,937      695,951  (2)      12.6%
Kenneth L. Campbell             20,352            0       20,352  (3)        *
T. Ronald Casper                10,000        2,000       12,000  (4)        *
Robert I. Christian                  0            0            0  (5)        -
Charles C. Cohen                12,750            0       12,750  (6)        *
Robert P. Garrity                2,200            0        2,200  (7)        *
Joel L. Gold                    11,250          500       11,750  (8)        *
R. Craig Kirsch                      0            0            0  (9)        -
James H. Knowles, Jr.           64,875            0       64,875 (10)       1.2%
David S. Shapira                 7,750       28,302       36,052 (11)        *
William B. Snow                  4,000            0        4,000 (12)        *
All directors and officers
 as a group (15 persons)       178,321      730,523      908,844 (13)      16.3%


* Represents less than 1% of the outstanding shares

 (1) Amount includes 16,169 shares held by Mr. Ernest Berez's wife as to which shares he disclaims beneficial interest. Mr. Ernest Berez retired as a director in January of 1996.

 (2) Amount includes 667,506 shares held in twelve trusts for which Mr. Joel Berez is co-trustee but as to which he disclaims beneficial ownership in 336,970 shares; and 10,431 shares held by Mr. Berez jointly with his wife.

 (3) Amount includes 19,000 shares which Mr. Campbell does not now own, but has the right to acquire within 60 days under stock option agreements.

 (4)    Amount includes 2,000 shares held by Mr. Casper's wife.

 (5)    Mr. Christian resigned from the Company in May of 1996.

 (6) Amount includes 7,750 shares which Mr. Cohen does not now own, but has the right to acquire within 60 days under stock option agreements.

 (7)    Mr. Garrity resigned from the Company in July of 1996.

 (8) Amount includes 7,750 shares which Mr. Gold does not now own, but has the right to acquire within 60 days under stock option agreements, and 500 shares held by Mr. Gold's wife.

 (9)    Mr. Kirsch resigned from the Company in September of 1995.

(10) Amount includes 5,875 shares which Mr. Knowles does not now own, but has the right to acquire within 60 days under stock option agreements.

(11) Amount includes 7,750 shares which Mr. Shapira does not now own, but has the right to acquire within 60 days under stock option agreements and 28,302 shares held in various trusts for which Mr. Shapira is co-trustee.

(12) Amount includes 4,000 shares which Mr. Snow does not now own, but has the right to acquire within 60 days under stock option agreements.

(13) Amount includes 73,458 shares which the directors and officers do not now own, but have the right to acquire within 60 days under stock option agreements.

Security Ownership of Certain Others

The following table shows the beneficial ownership of the Company's common stock of those persons, other than the persons named in the table above, who are known by the Company to be beneficial owners of more than 5% of the Company's outstanding common stock.

                                Amount and            Percent of
                                 Nature of               Shares
Name and Address            Beneficial Ownership      Outstanding
----------------            --------------------      -----------

Steven H. Berez                 673,400 (1)              12.2%
35 Sutton Road
Needham, MA 02192

Barry W. Blank                  583,500 (2)              10.5%
3 Hanover Square
New York, NY 10004


(1) Steven H. Berez's shareholdings include 5,698 shares as to which he has sole voting and dispositive power, 196 shares as to which he shares voting and dispositive power with his wife, and 667,506 shares held in twelve trusts as to which he shares voting and dispositive power as co-trustee but as to which disclaims beneficial ownership in 336,970 shares. The shares held by Mr. Steven Berez as co-trustee are the same shares as those described with respect to Mr. Joel Berez in footnote 2 under "Security Ownership of Management."

(2) This amount excludes any shares which may be owned by Mr. Blank's customers, in which he disclaims any beneficial or other interest and over which he has no voting or dispositive power.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
______________________________________________________________________

BUSINESS RELATIONSHIPS, TRANSACTIONS WITH MANAGEMENT AND INVOLVEMENT IN LEGAL PROCEEDINGS:

During fiscal year 1996, the Company engaged in several arms-length business transactions with Giant Eagle, Inc. The Company sold merchandise to Giant Eagle in the amount of $143,200. David S. Shapira, a Director of the Company, is Director, Chairman, President and Chief Executive Officer of Giant Eagle.


PART IV
______________________________________________________________________

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K
______________________________________________________________________

(a)     The following documents are filed as part of this report:

                                                                  Page
1. Financial Statements

   Report of Independent Auditors

   Consolidated Balance Sheets at June 30, 1996
   and June 24, 1995

   Consolidated Statements of Operations for the years ended June 30, 1996, June 24, 1995, and June 25, 1994

   Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996, June 24, 1995, and June 26, 1993

   Consolidated Statements of Cash Flows for the years ended June 24, 1995, June 25, 1994, and June 24, 1995

   Notes to Consolidated Financial Statements


2. Financial Statement Schedules

   For the years ended June 30, 1996, June 24, 1995, and June 25, 1994 (as required)

   Schedule II - Valuation and Qualifying Accounts

______________________________________________________________________


Other schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits:
_______________________________________________________________________

                                                                  Page
 3.1  Articles of Incorporation, as amended, filed as
      Exhibit 3.1 to 1994 Form 10-K and incorporated herein by reference.

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

Exhibits (Continued):
_______________________________________________________________________

                                                                  Page
10.2  Deferred Compensation arrangement, filed as Exhibit
      10.2 to 1994 Form 10-K and incorporated herein by reference.

10.3  Stock Option Plan, filed as Exhibit 10.10 to 1990
      Form 10-K and incorporated herein by reference.

10.4 Nonemployee Director Stock Option Plan, filed herein as Exhibit 10.10 to 1992 Form 10-K and incorporated herein by reference.

10.5  Deferred Compensation Plan for Directors of Action
      Industries, Inc., incorporated herein by reference.

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

10.10 Employment Agreement dated December 15, 1993 with
      Robert P. Garrity, incorporated herein by reference.

10.11 Employment Agreement dated April 15, 1994 with
      Robert I. Christian, incorporated herein by reference.

10.12 Loan Agreement with Allegheny Capital Growth
      Limited Partnership dated February 4, 1991, filed as Exhibit 10.15 to 1991 Form 10-K and incorporated herein by reference.



Exhibits (Continued):
______________________________________________________________________

                                                                  Page
10.13 Lease Agreement and Restated Second Amendment to
      Lease Agreement with Allegheny Capital Growth
      Limited Partnership dated June 29, 1990 and
      February 4, 1991, filed as Exhibit 10.16 to 1991
      Form 10-K and incorporated herein by reference.

10.14 Loan and Security Agreement (and related
      Agreements) dated January 20, 1994, filed as
      Exhibit 10 to fiscal 1994 second quarter Form 10-Q and incorporated herein by reference.

10.15 Amendments One, Two, Three and Four, dated May 27,
      1994, November 11, 1994, December 9, 1994, and May
      11, 1995, respectively, incorporated herein by reference.

10.16 Asset Purchase Agreement and Bill of Sale,
      Assignment and Assumption Agreement with Filmet
      Color Laboratories, Inc., dated April 21, 1994, filed as Exhibit 10.17 to 1994 Form 10-K and incorporated herein by reference.

10.17 Purchase/Sale Agreement with Riverside Associates, dated February 14, 1995, incorporated herein by reference.

10.18 Remediation and Indemnification Agreement with
      Riverside Associates, dated June 16, 1995, incorporated herein by reference.

10.19 Asset Purchase Agreement with Kensington
      Collection, Inc. dated September 18, 1995, incorporated herein by reference.

10.20 Letter dated January 8, 1996 regarding Extension of
      Employment Agreement dated December 15, 1993 of
      Robert P. Garrity, including amendment and restatement of severance arrangements, filed herein.

10.21 Letter dated January 8, 1996 regarding severance arrangement of Kenneth L. Campbell, filed herein.

10.22 Settlement Agreement with Allegheny Capital Growth
      Limited Partnership dated October 1, 1996, filed herein.

Exhibits (Continued):
______________________________________________________________________

                                                                  Page
10.23 Amended and Restated Lease Agreement with Allegheny
      Capital Growth Limited Partnership dated October 1,
      1996, filed herein.

10.24 Promissory Judgment Note with Allegheny Capital
      Growth Limited Partnership dated October 1, 1996, filed herein.

10.25 Supplemental Promissory Judgment Note with
      Allegheny Capital Limited Partnership dated October
      1, 1996, filed herein.

10.26 Asset Purchase Agreement with Mazel Company L.P.
      dated October 1996, filed herein.

22    Subsidiaries of Registrant, filed as Exhibit 22 to
      1993 Form 10-K and incorporated herein by reference.

23    Consent of Independent Auditors, filed herein.

(b)        Reports on Form 8-K:

           The Company filed the following report on Form 8-K during the fourth quarter of fiscal 1996:

           May 17, 1996 - Report of the engagement of Parker/Hunter
           Incorporated.


                           REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors
Action Industries, Inc.


We have audited the accompanying consolidated balance sheets of Action Industries, Inc. and Subsidiaries as of June 30, 1996 and June 24, 1995, and the consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996, as listed in the accompanying index to financial statements Item 14(a). Our audits also included the financial statement schedule listed in the index at 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Action Industries, Inc. and Subsidiaries at June 30, 1996 and June 24, 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in Note A to the consolidated financial statements, the Company has entered into an agreement to sell all its inventory and related intellectual property subject to the approval of the Company's shareholders. Additionally, as described in Note D, the Company has experienced recurring losses and is currently in violation of its debt agreement with its lender. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the assets or the amounts and classification of the liabilities that may result from the outcome of this uncertainty.

ERNST & YOUNG LLP

October 14, 1996

                            ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                                          (In thousands)

                                                                          June 30,         June 24,
                                                                            1996             1995
                                                                          --------         --------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                   $78             $567
   Trade accounts receivable, less allowances of $353 and $478               2,769            9,908
   Inventories                                                               3,928           18,133
   Other current assets                                                        671            1,111
                                                                           -------          -------
      TOTAL CURRENT ASSETS                                                   7,446           29,719

PROPERTY, PLANT AND EQUIPMENT                                                  385            7,964

OTHER ASSETS
   Note Receivable                                                             850            1,200
   Other                                                                       227              663
                                                                           -------          -------

                                                                            $8,908          $39,546
                                                                           =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes and acceptances payable                                            $3,039          $10,162
   Accounts payable                                                          2,628            4,406
   Accrued compensation                                                        607              926
   Other accrued liabilities                                                   736            1,382
                                                                           -------          -------
      TOTAL CURRENT LIABILITIES                                              7,010           16,876

LONG-TERM LIABILITIES
   Financing obligation - sale/leaseback                                       -              7,739
   Long-term debt                                                              115              115
   Deferred compensation                                                     1,554            1,688
                                                                           -------          -------
      TOTAL LONG-TERM LIABILITIES                                            1,669            9,542

SHAREHOLDERS' EQUITY
   Common stock, $0.10 par value;
      authorized 20,000,000 shares; issued 7,187,428 shares                    719              719
   Capital in excess of par                                                 25,498           25,498
   Retained earnings (deficit)                                             (14,414)          (1,515)
                                                                           -------          -------
                                                                            11,803           24,702
   Less treasury shares, at cost                                            11,574           11,574
                                                                           -------          -------
      TOTAL SHAREHOLDERS' EQUITY                                               229           13,128
                                                                           -------          -------
                                                                            $8,908          $39,546
                                                                           =======          =======
See notes to consolidated financial statements.


                       ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands except per share data)


                                                                 Year Ended
                                                      ----------------------------------
                                                      June 30,     June 24,     June 25,
                                                        1996         1995         1994
                                                      --------     --------     --------

NET SALES                                             $30,212      $45,088      $60,049

COSTS AND EXPENSES
  Cost of products sold                                26,385       34,374       44,527
  Operating expenses                                   10,462       12,461       13,245
  Costs and expenses due to sale of
     assets and closing of warehouse                    4,226         -            -
  Interest expense                                      1,980        1,834        2,072
                                                     ---------    ---------    ---------
                                                       43,053       48,669       59,844

OTHER INCOME (EXPENSE), NET                               (58)         674          (77)
                                                     ---------    ---------    ---------

EARNINGS (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                      (12,899)      (2,907)         128

PROVISION FOR INCOME TAXES                               -            -            -
                                                     ---------    ---------    ---------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS            (12,899)      (2,907)         128

LOSS FROM DISCONTINUED OPERATIONS                        -            (808)          (3)
                                                     ---------    ---------    ---------

NET EARNINGS (LOSS)                                  ($12,899)     ($3,715)        $125
                                                     =========    =========    =========

EARNINGS (LOSS) PER SHARE
  Continuing operations                                ($2.33)      ($0.52)       $0.02
  Discontinued operations                                -           (0.15)        0.00
                                                     ---------    ---------    ---------
NET EARNINGS (LOSS) PER SHARE                          ($2.33)      ($0.67)       $0.02
                                                     =========    =========    =========

Weighted average shares outstanding                     5,539        5,539        5,561


See notes to consolidated financial statements.


                                      ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        (In thousands except share amounts)



                                    For the Years Ended June 30, 1996, June 24, 1995, and June 25, 1994
                              --------------------------------------------------------------------------------
                                                    Capital      Retained
                                 Common Stock       In Excess    Earnings      Treasury Stock
                               Shares     Amount     of Par      (Deficit)   Shares      Amount        Total
                              --------------------------------------------------------------------------------
BALANCE - JUNE 26, 1993         7,187      $719      $25,498       $2,075     1,648     ($11,574)     $16,718

  Net Earnings                    -          -          -             125       -           -             125
                              --------------------------------------------------------------------------------

BALANCE - JUNE 25, 1994         7,187       719       25,498        2,200     1,648      (11,574)      16,843

  Net Loss                        -          -          -          (3,715)      -           -          (3,715)
                              --------------------------------------------------------------------------------

BALANCE - JUNE 24, 1995         7,187       719       25,498       (1,515)    1,648      (11,574)      13,128

  Net Loss                        -          -          -         (12,899)      -           -         (12,899)
                              --------------------------------------------------------------------------------

BALANCE - JUNE 30, 1996         7,187      $719      $25,498     ($14,414)    1,648     ($11,574)        $229
                              ================================================================================


See notes to consolidated financial statements.


                             ACTION INDUSTRIES, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)

                                                                                Year Ended
                                                                    ----------------------------------
                                                                    June 30,     June 24,     June 25,
                                                                      1996         1995         1994
                                                                    --------     --------     --------
OPERATING ACTIVITIES:

Net earnings (loss) from continuing operations                      ($12,899)     ($2,907)        $128
Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
  Depreciation and amortization                                          762        1,055        1,248
  Provision (credit) for doubtful accounts                              (125)        (656)         873
  Non-cash provision for inventory losses                              1,851           -            -
  Cash used in discontinued operations                                   -           (290)        (367)
  Changes in operating assets and liabilities:
     Trade accounts receivable                                         7,264         (390)       7,178
     Inventories                                                      12,354         (549)       6,203
     Other current assets                                                440           76        1,953
     Accounts payable and accrued expenses                            (2,743)         132       (5,193)
                                                                    ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    6,904       (3,529)      12,023
                                                                    =========    =========    =========

INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                         (220)        (759)        (127)
                                                                    ---------    ---------    ---------
NET CASH USED IN INVESTMENT ACTIVITIES                                  (220)        (759)        (127)
                                                                    =========    =========    =========

FINANCING ACTIVITIES:

   Notes and acceptances payable                                      (7,123)       4,723      (11,001)
   Payment of deferred compensation                                     (134)        (324)        (602)
   Principal payments on long-term obligations                          (786)        (633)        (535)
   Other, net                                                            870          289          312
                                                                    ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (7,173)       4,055      (11,826)
                                                                    =========    =========    =========

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (489)        (233)          70

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           567          800          730
                                                                    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $78         $567         $800
                                                                    =========    =========    =========

The completion of new lease on the Company's headquarters facility resulted in a noncash credit for the elimination of the sale/leaseback obligation of $6.9 million and a non-cash charge of $6.2 million for the net book value of the leased property including land, building and certain equipment.

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACTION INDUSTRIES, INC. AND SUBSIDIARIES
___________________________________________________________________


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: References to a fiscal year in these financial statements are to the Company's fiscal year ending for the three most recent fiscal years on June 30, 1996, June 24, 1995 and June
25, 1994.

Basis of Presentation: In October 1996 the Company entered into an agreement to sell its inventory and related intellectual property associated with its Replenishment (Powerhouse) business and Promotional business. The Powerhouse-related assets are to be sold promptly. Powerhouse inventories were approximately $570,000 at the date the agreement was signed. The Company's Promotional-related assets have been sold subject to the approval of the Company's shareholders. The assets to be sold represent substantially all of the operating assets currently employed in the Company's business. Trade accounts receivable are to be retained, as well as non-operating notes and other receivables from prior sales of the Company's headquarters facility and certain business units. Upon completion of the sales described above, all of the Company's current operations will have been sold.

Also in October 1996 the Company finalized negotiations and signed a new lease arrangement for its headquarters facility. The new lease obligates the Company for rent of approximately $100,000 per year for a five year period under an operating lease. This lease agreement, in conjunction with the physical departure from the warehouse space in the facility, results in the elimination of the previously reported capital lease obligation for the facility.

The accompanying financial statements include the historical results of operations of the Company's Promotional and Replenishment businesses. Valuation adjustments have been made to the historical cost basis of the Company's inventories, property and equipment and any other assets impacted by the sale of the Company's current operations, to value these assets at estimated net realizable value and to reflect the abandonment or sale of certain fixed assets no longer used to support operations. The valuation of the assets and liabilities are based on management estimates and assumptions as of the date of issuance of the financial statements. Actual realization of the assets and settlement of the liabilities could be higher or lower than the estimated amounts.

Principles of Consolidation: The consolidated financial statements include the accounts of Action Industries, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Until September of 1995, the Company operated a lamp business as Kensington Lamp Company, a wholly-owned subsidiary (KLC). The business and certain assets of KLC were sold in September of 1995, a fiscal 1995 event for financial reporting purposes. The lamp business has been reported as a discontinued operation. Action Nicholson Color Company (ANC), a wholly-owned subsidiary, was sold in April of 1994. ANC was held for sale as of June 26, 1993, and has been reported as a discontinued operation.

Financial Instruments: Cash and cash equivalents, accounts and notes receivable, and accounts and notes payable are carried at cost, which approximated their fair value at June 30, 1996 and June 24, 1995.

Inventories: Inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Market valuation is based on known or estimated sales value.

Property, Plant and Equipment: Property, plant and equipment is carried at cost. Elimination of the capitalized lease on the Company's headquarters facility and the sale of the Company's operations have resulted in the sale or devaluation of substantially all of the Company's property, plant and equipment as of June 30, 1996. The remaining book value is comprised of computer equipment and office furniture and fixtures in continuing use.

Historically, the Company has provided for depreciation (including amortization of assets held under capital leases) over the estimated useful lives or lease terms of the assets, principally on the straight-line method. Estimated useful lives used in providing for depreciation have been 20-40 years for buildings and 3-15 years for machinery and equipment.

Property, plant and equipment is comprised of the following (in thousands):

                                   1996        1995
                                   ----        ----

Land                             $   -       $    521
Buildings                            -          7,965
Machinery and equipment            5,981       21,833
                                 --------    ---------
                                   5,981       30,319
(Less allowances)                 (5,596)     (22,355)
                                 --------    ---------
                                 $   385     $  7,964
                                 ========    =========


Income Taxes: The Company accounts for income tax expense and liabilities under the liability method. Deferred income taxes are provided for temporary differences between financial and income tax reporting, relating principally to restructuring charges, reserves for losses on investments and other assets, depreciation and deferred compensation.

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

Impact of Recently Issued Accounting Standards: The Company has not adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" (SFAS No. 121). Management does not believe that the adoption of SFAS No. 121 will have a material impact on the Company's financial position or results of operations. The ultimate recovery of the carrying value of the remaining long-lived assets will depend on the results of the Company's efforts to accomplish a business combination with an operating business.

The Company has not adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans. This Standard is optional, and the Company is permitted to continue to account for its plans under previous accounting standards. The Company does not expect to adopt the recognition provisions of the new accounting standard, and consequently, the future adoption of SFAS No. 123 will not have an impact on the Company's results of operations.


NOTE B -- SALE OF OPERATING ASSETS

The purchase price for the sale of the Company's Promotional inventory and related intellectual property will not be determined until after the process of obtaining shareholder approval is completed, which is expected to be in December of 1996. The purchase price will equal 63.3% of the cost of the inventory sold plus a cash payment of $100,000. The proceeds of the sale are estimated at approximately $1 million to $1.5 million, and will be used to repay debt under the Company's credit arrangements and trade payables. The estimated loss on the sale (approximately $600,000) has been recorded in the accompanying financial statements. In addition, the Company has incurred additional inventory losses of approximately $1.8 million related to the sales of all current operations, including excess quantities and other obsolete inventories, primarily display materials; unabsorbed acquisition costs related to the Company's low level of purchasing in 1996 and the writeoff of unamortized display costs. These losses have been recorded as a reduction in the value of inventory in the accompanying financial statements.

The Company, with the help of its advisors, is actively exploring other strategic options available to it, including business combinations with other operating businesses in order to continue as an operating concern and preserve all or a portion of its income tax net operating loss carryforwards. The Company has received indications of interest from third parties, and has been engaged in specific discussions relating to such a transaction with interested parties. Such discussions are preliminary and may not result in an agreement relating to any such transaction, and the Company may not be able to maintain sufficient capital to continue the pursuit of such transactions. The issues discussed above and those discussed in Note D regarding the status of the Company's credit facilities raise substantial doubt about the ability of the Company to continue as a going concern.


NOTE C -- DISCONTINUED OPERATIONS

Kensington Lamp Company: The Company owns 100% of the common stock of Kensington Lamp Company (KLC), now inactive, but formerly an assembler of lead crystal and other table lamps. The Company sold certain of the assets and the business to KLC management in September of 1995. Terms of the sale included retention of accounts receivable by the Company, assumption of inventory-related accounts payable by the buyer, and an interest bearing note secured by a second mortgage on inventories and receivables, payable over a 42 month period which began November 1, 1995. As of June 30, 1996 the amount receivable under the note was $1,299,900.

The estimated realizable value from the sale was included in other current assets and other long-term assets in the accompanying balance sheet as of June 24, 1995 as if the sale had taken place in
the year ended June 24, 1995.   The statement of operations for
1994 was restated to reflect KLC as a discontinued operation.
Total sales for KLC were $10.1 million for 1995 and $9.3 million for 1994.

Interest allocated to KLC in the accompanying statement of operations was $334,000 in fiscal 1995 and $283,000 in fiscal 1994.

Action Nicholson Color Company: The Company owns 100% of the common stock of Action Nicholson Color Company (ANC), now inactive, but formerly a producer of color separations. The Company sold the assets and the business of ANC in April of 1994. Terms of the sale included a cash payment at closing and future payments based on sales of the business over the three years subsequent to April 1994. The estimated net realizable value of the future payments ($125,000 as of June 30, 1996) is included in the accompanying balance sheet.


NOTE D -- LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt outstanding at June 30, 1996 and June 24, 1995 consisted of $115,000 in 9% Convertible Subordinated Debentures, due in 1998. There are no current maturities of long-term debt.

Convertible Subordinated Debentures: The Debentures may be converted into common stock at a price of $9.87 per share at any time prior to maturity. If conversion does not occur, the Company is required to redeem the Debentures on the maturity date, April 1, 1998. The Debentures may be redeemed early, at the Company's option, upon payment of a premium. The sale of substantially all of the Company's operating assets in a transaction requiring shareholder approval may require redemption of the Debentures at the time the sale is completed.

Credit Facilities: The Company's Credit Agreement provides for available credit of up to $10 million through June 30, 1997. Availability under the credit line is further limited by the level of eligible accounts receivable and inventories. Interest is payable at 3.5% over the prime rate of interest.

Borrowings are used for short-term financing under notes payable and to back up letters of credit issued against purchases of imported merchandise. Borrowings are secured by substantially all of the Company's assets, including its cash balances, accounts receivable, inventories, and property, plant and equipment.

Short-term borrowings against the credit lines ranged from a high of $12.4 million to a low of $2.5 million during the 1996 fiscal year. At June 30, 1996 the unused borrowing capacity based on the borrowing formula in the agreement was $1.5 million. During the year ended June 24, 1995, borrowings ranged from a high of $14.6 million to a low of $4.6 million.

The Company did not meet the required levels of net worth and working capital under the restrictive covenants of its Credit Agreement as of June 30, 1996, and will not be able to meet these covenants subsequently. The lender's remedies under such a default include the right to demand repayment of the outstanding loan.

Maturities of Debt: There are no maturities of long-term debt for the five fiscal years subsequent to 1996, with the exception of the Convertible Subordinated Debentures due April 1, 1998 ($115,000).

Interest paid was $2,067,000 during the year ended June 30, 1996, $2,098,000 in 1995, and $2,585,000 in 1994.


NOTE E -- SALE/LEASEBACK

In 1991 the Company refinanced its headquarters facility under a sale/leaseback arrangement. The facility was sold for $14 million, $3.5 million of which was in the form of an interest bearing note receivable. $10.5 million was received in cash. The transaction was accounted for as a financing, wherein the property remained on the books and continued to be depreciated. A financing obligation representing the proceeds was recorded, and was reduced based on payments under the lease.

The sale/leaseback financing obligation was eliminated in October of 1996 when the Company completed negotiations and agreed to an operating lease on the office space in the facility (which space represents approximately 10% of the total space in the facility).
In connection with the settlement of the sale/leaseback obligation, the note receivable was reduced to $2.3 million from the original $3.5 million, and the note will not bear interest until 1998. An unrelated third party has leased the entire warehouse portion of the space from the Company's landlord. As a result of the Company's vacating the warehouse facilities during March and April of 1996 and the signing of a new operating lease, the capitalized lease obligation was eliminated from the financial statements as of June 30, 1996. The note receivable has not been recorded in the financial statements because realization of the note continues to be uncertain. Upon sale or refinancing of the property the landlord is obligated to repay the note. Such repayment will be reported as income when received.

The original sale/leaseback (under which the Company has been the sole tenant) had a lease term of twelve years for the office and eight years for the warehouse (beginning in April 1991) and required minimum annual rental payments of approximately $1.9 million per year through 1999 and lesser payments thereafter.

The new lease requires minimum annual rental payments of $100,000 per year for the five year period beginning November 1, 1996. The Company's office space requirements are currently less than the space rented under the new lease. The Company and its landlord are actively seeking prospective tenants to relieve the Company of some
or all of its obligations under the lease.   Termination of the
original sale/leaseback lease resulted in elimination of the capitalized lease obligation ($6.9 million at June 30, 1996) from the balance sheet, offset by the elimination of the land, building and certain equipment directly related to the facility with an aggregate net book value of approximately $6.2 million. In addition, the Company incurred significant costs associated with vacating the facility, including severance ($200,000), idle facilities rent and utilities (approximately $300,000), and other costs including moving and inventory transfer costs and inventory losses.


NOTE F -- INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred income tax liabilities and assets are as follows:

                                            1996          1995
                                            ----          ----
   Deferred Tax Assets:
     Deferred tax benefits associated
       with losses provided for
       restructuring, discontinued
       operations and other asset
       valuation allowances             $ 6,093,200   $ 4,085,000

     Deferred gain on sale/leaseback          -         1,865,000
     Net operating loss carryforwards    13,869,000     7,480,000
     Alternative minimum tax credit         805,000       805,000
                                        -----------   -----------
                                         20,767,200    14,235,000

   Deferred Tax Liabilities:
     Excess tax depreciation over book      567,600     1,454,000
     Change from LIFO to FIFO               513,600     1,027,000
                                        -----------   -----------
                                          1,081,200     2,481,000
                                        -----------   -----------

   Net deferred tax asset                19,686,000    11,754,000
   Valuation allowance                   19,686,000    11,754,000
                                        -----------   -----------
     NET DEFERRED TAX ASSET REPORTED    $         0   $         0
                                        ===========   ===========


The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                       1996      1995     1994
                                       ----      ----     ----

Federal income tax rate               (34.0)%   (34.0)%   34.0 %
Deferred tax charge (credit)             -         -        -
 Effect of net operating loss carry-
  forward and valuation allowance      34.0 %    34.0 %  (34.0)%
State income tax, net of
  Federal benefit                        -         -        -
Other                                    -         -        -
                                      -------   -------  -------
Effective income tax rate               0.0 %     0.0 %    0.0 %
                                      =======   =======  =======


The Company has net operating loss carryforwards available for income tax reporting purposes of approximately $34 million expiring in 2008 through 2011 which, upon recognition, based on current tax rates, could result in future tax benefits of approximately $13.8 million. The Company made no tax payments during the years ended June 30, 1996, June 24, 1995 and June 25, 1994.


NOTE G -- EMPLOYEES' RETIREMENT PLANS

Contributions under the Company's retirement plans were $75,000 in 1996, $123,000 in 1995 and $133,000 in 1994. Contributions were for employees subject to a collective bargaining agreement, which provides for such contributions at a rate of 6% of eligible compensation. All employees eligible for contributions under the collective bargaining agreement were terminated prior to June 30, 1996.


NOTE H -- OTHER INCOME (EXPENSE), NET

Other income (expense) consists of the following (in thousands):

                                   1996       1995       1994
                                   ----       ----       ----

Gain on sale of equipment          $  -      $ 296      $  -
Gain on sale of property              -        950         -
Writedown of remaining estimated
 realizable of Action Nicholson     (200)     (518)        -
Interest income                       -         -          -
Gain on sale of other assets         208        -          -
Other income (expense), net          (66)      (54)       (77)
                                   ------    ------      -----
                                   $ (58)    $ 674       $(77)
                                   ======    ======      =====


NOTE I -- LEASES

The Company leases office space and equipment under noncancelable operating leases. Future minimum lease payments under operating leases (including the new facility leases referred to in Note E above are $338,000 in 1997; $287,000 in 1998; $215,000 in 1999;
$100,000 in 2000 and $100,000 in 2001.  Currently there are no
leases with payments due beyond 2001.   Rent expense under
operating leases (excluding the sale/leaseback transaction which was a capital lease) amounted to $280,000 in 1996, $855,000 in 1995, and $905,000 in 1994.


NOTE J -- COMMITMENTS AND CONTINGENCIES

Commitments as of June 30, 1996 for outstanding letters of credit for merchandise purchases were $82,000.

The Company owned property located in Mt. Clemens, Michigan, the book value of which was previously written off. The Company sold the property in June of 1995. Certain necessary environmental cleanup procedures will be completed by the buyer of the property under the terms of the sale.

Creditors of Phar-Mor, Inc. previously filed a claim against the Company (and other shareholders and former shareholders of Phar-Mor) to recover certain proceeds (approximately $2.6 million) received by the Company in connection with a Phar-Mor tender offer in fiscal 1992 for part of the Company's investment in the common stock of Phar-Mor. The claim has been denied by summary judgment, with no repayment required of the Company. An appeal of the denial was filed by the Creditors in September 1995. In October of 1996 the summary judgment was affirmed by the appeals court.


NOTE K -- SEGMENT INFORMATION AND CREDIT CONCENTRATION

The Company has operated in one market segment - sales to retailers. Substantially all of the Company's accounts receivable are from retailers. The Company's credit arrangements with its customers are generally unsecured. Credit loss experience has been in line with the expectations of management.

Substantially all operations have been located in the United
States.  Export sales were less than 10% of net sales.

During fiscal 1996 one entity accounted for 18.2% of the Company's consolidated net sales, as a result of the merger of two customers
which accounted for 9.9% and 9.2% respectively.   One customer
accounted for 11.6% of consolidated net sales in 1995 and one customer accounted for 15.3% of consolidated net sales in 1994.

The Company has had several large customers which have been significant to its business. In the fiscal year ended June 30, 1996 the Company sold in excess of $1 million to each of six customers who, in the aggregate, accounted for 42% of net sales. In the fiscal year ended June 24, 1995 the Company sold in excess of $1 million to each of eleven customers who, in the aggregate accounted for 48% of net sales. The loss of large customers has had an adverse effect on the Company.

NOTE L -- STOCK OPTION PLANS

The Company has adopted Stock Option Plans which provide for the granting of stock options to certain key employees and directors. The Plans reserve 1,055,300 shares of common stock. Options are granted at no less than fair market value of the shares at the date of grant. Option activity for 1996, 1995 and 1994 was as follows:

                               1996         1995         1994
                               ----         ----         ----
Options outstanding at
   beginning of year          863,731      739,600      597,075

Granted                          -         332,900      204,500
Exercised                        -            -            -
Canceled                     (670,531)    (208,769)     (61,975)
                             ---------    ---------     --------
Outstanding at end of year    193,200      863,731      739,600
                             =========    =========     ========

Option price range             $1.00        $1.00        $1.63
  at end of year                 to           to           to
                               $5.38        $6.25        $6.25

Exercisable at end of year    117,300      378,800      295,000
                              =======      =======      =======


NOTE M -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following table summarizes the reported results of continuing
operations for each quarterly period in fiscal 1996 and 1995.   The
quarterly results for 1995 were restated from the amounts previously reported to reflect the discontinuance of the Company's lamp assembly business. Amounts shown are stated in thousands of dollars, except per share data.

                                 CONTINUING OPERATIONS
                       ------------------------------------------
                                Cost of                 Earnings
                        Net     Products    Earnings     (Loss)
Quarter Ended          Sales      Sold       (Loss)     Per Share
-------------          -----      ----       ------     ---------
1996

September 30, 1995    $ 9,180    $ 7,165    $ (1,203)    $(0.22)
December 31, 1995       9,899      8,225      (1,471)     (0.27)
March 31, 1996          5,455      4,937      (2,365)     (0.43)
June 30, 1996           5,678      6,058      (7,860)     (1.42)
                      -------    -------    ---------
                      $30,212    $26,385    $(12,899)    $(2.33)
                      =======    =======    =========    =======

1995

September 24, 1994    $11,035    $ 7,846    $   (119)    $(0.02)
December 24, 1994      16,494     12,467        (  9)      0.00
March 25, 1995          6,201      4,770      (1,709)     (0.31)
June 24, 1995          11,358      9,291      (1,070)     (0.19)
                      -------    -------    ---------    -------
                      $45,088    $34,374    $ (2,907)    $(0.52)
                      =======    =======    =========    =======


The fourth quarter of the fiscal year ended June 30, 1996 includes accounting adjustments to reflect the loss on the sale of the Company's inventories and intellectual property ($600,000), inventory adjustments of approximately $2 million related to the sales of all current operations, including excess quantities and other obsolete inventories, primarily display materials; unabsorbed acquisition costs related to the Company's low level of purchasing in 1996 and the writeoff of unamortized display costs. Other assets were written down $400,000.


SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)
                                                               Additions
                                                         -----------------------
                                                                      Charged to
                                           Balance at    Charged to     Other                       Balance at
                                           Beginning       Cost or     Accounts     Deductions          End
Description                                of Period      Expenses    (Describe)    (Describe)       of Period
---------------------------------------    ---------      --------    ----------   ----------        ---------
Year ended June 25, 1994

Estimated future costs of discontinued
   operation                                    $421         $  -        $  -           ($304) (b)       $117
Allowance for Doubtful Accounts                1,578           873          -          (1,317) (a)      1,134
Restructure reserve:
   Inventory                                     715            -           -            (234) (c)        481
   Property, plant and equipment                 -              -           -             -               -
                                         ---------------------------------------------------------------------
                                              $2,714          $873            $0      ($1,855)         $1,732
                                         =====================================================================

Year ended June 24, 1995

Estimated future costs of discontinued
   operation                                    $117         $  -        $  -           ($117) (b)         $0
Allowance for Doubtful Accounts                1,134           298          -            (954) (a)        478
Restructure reserve:
   Inventory                                     481            -           -            (481) (c)          0
   Property, plant and equipment                 -              -           -             -                 0
                                         ---------------------------------------------------------------------
                                              $1,732          $298            $0      ($1,552)           $478
                                         =====================================================================

Year ended June 30, 1996

Allowance for Doubtful Accounts                 $478           $96       $  -           ($221) (a)       $353
                                         =====================================================================


(a)  Doubtful accounts charged off as uncollectible, net of recoveries and claims (primarily reserved in prior years).
(b)  Charges related to the discontinued business reserved previously.
(c)  Inventory disposals.


SIGNATURES
_____________________________________________________________________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACTION INDUSTRIES, INC.
                                       (Registrant)


Date: October 23, 1996            By /s/T. Ronald Casper
                                     ------------------------
                                     T. Ronald Casper
                                     President and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                              Title                    Date

/s/T. Ronald Casper               President and            October 23, 1996
-------------------------         Chief Executive Officer
T. Ronald Casper


/s/Kenneth L. Campbell            Senior Vice President,   October 23, 1996
-------------------------         Finance (Principal
Kenneth L. Campbell               Financial and Accounting
                                  Officer)

/s/Joel M. Berez                  Chairman of the Board    October 23, 1996
-------------------------
Joel M. Berez


-------------------------         Director                 October 23, 1996
Charles C. Cohen


-------------------------         Director                 October 23, 1996
Joel L. Gold


/s/James H. Knowles, Jr.          Director                 October 23, 1996
-------------------------
James H. Knowles, Jr.


/s/David S. Shapira               Director                 October 23, 1996
-------------------------
David S. Shapira


/s/William B. Snow                Director                 October 23, 1996
-------------------------
William B. Snow