Form 10-Q
period 1996-09-30
ACTION INDUSTRIES INC
filed 1996-11-14
CIK 2145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________

FORM 10-Q

/X/  QUARTERLY REPORT Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarter ended September 30, 1996

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

The number of shares of the Registrant's common stock outstanding at November 11, 1996 was 5,539,458.
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

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -
           September 30, 1996, September 30, 1995,
           and June 30, 1996                                   3

         Consolidated Statements of Operations -
           Quarters Ended September 30, 1996 and
           September 30, 1995                                  4

         Consolidated Statements of Shareholders'
           Equity (Capital Deficiency) - Quarters Ended
           September 30, 1996 and September 30, 1995           5

         Consolidated Statements of Cash Flows -
           Quarters Ended September 30, 1996 and
           and September 30, 1995                              6

         Notes to Consolidated Financial Statements            7


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                          9


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                     15


Signatures                                                    16


PART I.  FINANCIAL INFORMATION

                               ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                            (In thousands)


                                                             September    September      June
                                                             30, 1996     30, 1995     30, 1996
                                                             ---------    ---------    ---------
ASSETS

Current Assets
  Cash and cash equivalents                                       $5       $1,096          $78
  Trade accounts receivable, less allowances
    of $377, $478, and $353                                    2,218        7,510        2,769
  Inventories                                                  2,539       18,414        3,928
  Other current assets                                           591        1,130          671
                                                             -------      -------      -------
    Total Current Assets                                       5,353       28,150        7,446

Property, Plant and Equipment                                    307        7,687          385

Other Assets
  Note Receivable                                                754        1,200          850
  Other                                                          193          488          227
                                                             -------      -------      -------
                                                              $6,607      $37,525       $8,908
                                                             =======      =======      =======

LIABILITIES  AND  SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Current Liabilities
  Notes  payable                                              $1,858      $10,278       $3,039
  Accounts payable                                             2,592        4,217        2,628
  Accrued compensation                                           604          999          607
  Other accrued liabilities                                      589        1,069          736
                                                             -------      -------      -------
    Total Current Liabilities                                  5,643       16,563        7,010

Long-Term Liabilities
  Financing obligation - sale/leaseback                          -          7,506          -
  Long-term debt                                                 115          115          115
  Deferred compensation                                        1,353        1,416        1,554
                                                             -------      -------      -------
    Total Long-Term Liabilities                                1,468        9,037        1,669

Shareholders' Equity (Capital Deficiency)
  Common stock, $0.10 par value;
    authorized 20,000,000 shares;
    issued 7,187,428 shares                                      719          719          719
  Capital in excess of par                                    25,498       25,498       25,498
  Retained earnings (deficit)                                (15,147)      (2,718)     (14,414)
                                                             -------      -------      -------
                                                              11,070       23,499       11,803
  Less treasury shares, at cost                               11,574       11,574       11,574
                                                             -------      -------      -------
    Total Shareholders' Equity (Capital Deficiency)             (504)      11,925          229
                                                             -------      -------      -------
                                                              $6,607      $37,525       $8,908
                                                             =======      =======      =======

See notes to consolidated financial statements.


                     ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                       (In thousands except per share data)

                                                      First Quarter Ended
                                                   -------------------------
                                                   September       September
                                                   30, 1996        30, 1995
                                                   --------        --------

NET SALES                                           $3,668          $9,180

COSTS AND EXPENSES
  Cost of products sold                              2,272           7,165
  Operating expenses                                 1,975           2,719
  Interest expense                                     183             654
                                                   --------        --------
                                                     4,430          10,538

OTHER INCOME, NET                                       29             155
                                                   --------        --------

LOSS BEFORE INCOME TAXES                              (733)         (1,203)

PROVISION FOR INCOME TAXES                             -               -
                                                   --------        --------

NET LOSS                                             ($733)        ($1,203)
                                                   ========        ========


NET LOSS PER SHARE                                  ($0.13)         ($0.22)
                                                   ========        ========


Weighted average shares outstanding                  5,539           5,539
                                                   ========        ========


See notes to consolidated financial statements.


                                               ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                                              UNAUDITED

                                                 (In thousands except share amounts)


                                             First Quarter Ended September 30, 1996 and September 30, 1995
                                   ---------------------------------------------------------------------------------
                                                           Capital    Retained
                                        Common Stock      In Excess   Earnings        Treasury Stock
                                     Shares      Amount    of Par     (Deficit)    Shares        Amount      Total
                                     ------      ------   ---------   ---------    ------        ------      -----

BALANCE - JUNE 24, 1995             7,187,428     $719     $25,498     ($1,515)   1,647,970    ($11,574)    $13,128

  Net  Loss                             -          -          -         (1,203)       -            -         (1,203)
                                   ---------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 1995        7,187,428     $719     $25,498     ($2,718)   1,647,970    ($11,574)    $11,925
                                   =================================================================================

BALANCE - JUNE 30, 1996             7,187,428     $719     $25,498    ($14,414)   1,647,970    ($11,574)       $229

  Net  Loss                             -          -          -           (733)       -            -           (733)
                                   ---------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 1996        7,187,428     $719     $25,498    ($15,147)   1,647,970    ($11,574)      ($504)
                                   =================================================================================


See notes to consolidated financial statements.


                          ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          UNAUDITED

                                        (In thousands)

                                                               First  Quarter Ended
                                                           -----------------------------
                                                           September           September
                                                           30, 1996            30, 1995
                                                           ---------           ---------
OPERATING ACTIVITIES:

Net loss                                                     ($733)            ($1,203)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                                 78                 238
  Changes in operating assets and liabilities:
     Trade accounts receivable                                 551               2,398
     Inventories                                             1,389                (281)
     Other current assets                                       80                 (19)
     Accounts payable and accrued expenses                    (186)               (429)
                                                           --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,179                 704
                                                           ========            ========

INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                -                   -
                                                           --------            --------
NET CASH USED IN INVESTMENT ACTIVITIES                           0                   0
                                                           ========            ========

FINANCING ACTIVITIES:

   Notes and acceptances payable                            (1,181)                116
   Principal payments on long-term obligations                 -                  (233)
   Other, net                                                  (71)                (58)
                                                           --------            --------
NET CASH USED IN FINANCING ACTIVITIES                       (1,252)               (175)
                                                           ========            ========


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (73)                529

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                78                 567
                                                           --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $5              $1,096
                                                           ========            ========


See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACTION INDUSTRIES, INC. AND SUBSIDIARIES

A. The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. With the exception of the consolidated balance sheet which was derived from the audited financial statements as of June 30, 1996, such statements have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. Effective July 1995 the Company changed its fiscal calendar from a 52-53 week year ending on the last Saturday of each fiscal month to the last day of the calendar month.

B. The accompanying financial statements reflect all adjustments
   (consisting of normal recurring accruals and estimates) which are, in the opinion of management, necessary for a fair presentation.

C. In October 1996 the Company entered into an agreement to sell its inventory and related intellectual property associated with its Replenishment (Powerhouse) business and Promotional business. The Powerhouse-related assets were sold October 18, 1996. The Company's Promotional-related assets have been sold subject to the approval of the Company's shareholders. The assets to be sold represent substantially all of the operating assets employed in the Company's business. Trade accounts receivable are to be retained, as well as non-operating notes and other receivables from prior sales of the Company's headquarters facility and certain business units. Upon completion of the sales described above, all of the Company's current operations will have been sold.

   Also in October 1996 the Company finalized negotiations and signed a new lease arrangement for its headquarters facility. The new lease obligates the Company for rent of approximately $100,000 per year for a five year period under an operating lease. This lease agreement, in conjunction with the physical departure from the warehouse space in the facility, resulted in the elimination as of June 30, 1996 of the previously reported capital lease obligation for the facility.

   The accompanying financial statements include the historical results of operations of the Company's Promotional and Replenishment businesses. Valuation adjustments were made as of June 30, 1996 to the historical cost basis of the Company's inventories, property and equipment and any other assets impacted by the sale of the Company's current operations, to value these assets at estimated net realizable value and to reflect the abandonment or sale of certain fixed assets no longer used to support operations.

D. The results of operations for the quarter ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

E. Inventories consist primarily of merchandise held for resale.
   Inventories are valued at the lower of first-in, first-out
   (FIFO) cost or market.

F. The Company has a credit agreement which provides for up to $10 million in committed credit lines through June 30, 1997. Availability under the credit line is further limited by the level of eligible accounts receivable and inventories.
   Interest is payable at 3.5% over the prime rate of interest.
   At September 30, 1996 outstanding borrowings under the credit agreement were $1.9 million and the unused borrowing capacity was $992,000.

   The Company did not meet the requirements under the restrictive covenants of the Credit Agreement as of September 30, 1996, and will not be able to meet these covenants subsequently. The lender's remedies under such a default include the right to demand repayment of the outstanding loan.

G. No income tax benefits were provided on the losses in the fiscal quarters ended September 30, 1996 and September 30, 1995 because realization of such benefits is not reasonably assured.

   Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in the future are approximately $35 million for income tax reporting purposes.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Sale of Operating Assets. The Company has entered into an agreement to sell its inventory and related intellectual property associated with its Replenishment (Powerhouse) business (sold October 18, 1996), and pending the approval of its shareholders, to also sell the inventory and intellectual property related to its Promotional business on or about late December 1996 or early January 1997. If approved by the shareholders and consummated, this transaction will result in the sale of substantially all of the operating assets currently employed in the Company's business. Assets remaining would be the Company's trade receivables and several notes and other non-trade receivables relating to prior asset dispositions and a prior sale/leaseback transaction.

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

In response to this assessment, the Company engaged an investment banking firm to assist in identifying, analyzing, and pursuing possible strategic alternatives for potential business combinations involving substantially all of the business, all of its operating assets or the capital stock of the Company.

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

These issues have led to the Company's decision to sell the inventory and other assets of its Replenishment business and, subject to shareholder approval, the inventory and other assets of its Promotional business. The proceeds of the sales will be used to pay existing obligations and, if an appropriate opportunity presents itself, to explore the Company's other strategic options, including possible business combinations with other operating businesses. Substantial doubt exists as to the ability of the Company to continue to exist as a going concern, unless a business combination can be accomplished which provides additional capital.

In fiscal 1997 the decline in sales continued, principally due to the Company's plan to sell its Powerhouse and Promotional businesses, and the inability to purchase additional merchandise for sale as a result of the Company's constrained capital resources. Promotional sales decreased $4.0 million (66%) and Replenishment (Powerhouse) sales decreased $751,000 (36%) in the quarter ended September 30, 1996, as compared to the prior year.

In fiscal year 1996 the Company agreed in principle to terminate the lease on its headquarters office/warehouse facility (where it has been the sole tenant) and to enter into a new lease as a tenant for significantly reduced space in this facility in the form of office space only. The Company has operated its business from public warehouses since February of 1996. A new operating lease arrangement for the facility was signed in October 1996. The new lease will eliminate the Company's substantial commitment under the prior arrangement, which will materially reduce (but not eliminate) the Company's future occupancy costs. In addition, the new arrangements are expected to provide the Company's landlord in the facility with the ability to refinance or resell the property in two to five years such that the Company could realize some or all of the $2.3 million reduced principal portion of what was originally a $3.5 million note receivable due to the Company from its sale/leaseback of the facility in 1991. This note has not been recorded as an asset in the accompanying financial statements, as a result of the uncertainties associated with its realization, both past and present.


LIQUIDITY AND CAPITAL RESOURCES

The major sources of cash during the first quarter of the 1997 fiscal year were further reductions of inventory levels and collections on receivables. Operating losses and repayment of notes payable and other current obligations were the primary uses of cash. Working capital at September 30, 1996 was a deficit of $290,000, decreased from positive working capital of $436,000 at June 30, 1996, largely related to the lower level of sales in the current year and operating losses. The Company will be required to continue to manage the timing of payment of its obligations to deal with this impaired liquidity.

Cash and cash equivalents were $5,000 at September 30, 1996 as compared to $78,000 at June 30, 1996 and $1,096,000 at September
30, 1995. Cash balances fluctuate daily to meet operating requirements.

Accounts receivable of $2.2 million at September 30, 1996 decreased from $2.8 million at June 30, 1996 and $7.5 million at September
30, 1995 as a result of decreased sales in the first quarter in the current year.

Inventories of $2.5 million at September 30, 1996 decreased from $3.9 million at June 30, 1996 as a result of reduced purchasing related to the Company's capital constraints. Inventories decreased from $18.4 million at September 30, 1995 due to the Company's aggressive inventory reduction efforts in light of its capital constraints, and inventory adjustments and writeoffs related to the sale of the inventories and the termination of the Company's operating business.

Aggregate borrowings (long-term debt and notes payable) decreased from $17.9 million at September 30, 1995 to $3.2 million at June 30, 1996 and $2.0 million at September 30, 1996. This was the result of the elimination of the sale/leaseback obligation upon finalizing the negotiations of a new lease in October 1996, and the repayment of short-term borrowings. Borrowings were repaid with cash generated from the reduction of inventories and receivables, net of cash used to fund operating losses incurred. Letters of credit outstanding were $1.5 million at September 30, 1995 and $82,000 at June 30, 1996. There were no letters of credit outstanding at September 30, 1996.

The Company's Credit Agreement provides for available credit of up to $10 million through June 30, 1997. Availability under the line is further limited by the level of eligible accounts receivable and inventories. At September 30, 1996 outstanding borrowings under the credit agreement were $1.9 million and the unused borrowing capacity was $992,000.

The Company did not meet the requirements under the restrictive covenants of the Credit Agreement as of September 30, 1996, and will not be able to meet these covenants subsequently. The lender's remedies under such a default include the right to demand repayment of the outstanding loan.

Assuming that the Company's lender will continue to provide credit, given the defaults under the financial covenants, the Company believes that the credit available under its existing borrowing arrangements, together with funds from the sale of its inventories and other operating assets (to which the Company's lender has consented) and from its operations in the period prior to the completion of the sale, will be sufficient to meet most or all of its near term operating needs for the remainder of calendar year 1996. The Company has suspended current payments under certain long-term severance arrangements with former employees. The Company is negotiating the terms of these arrangements and certain other assets and liabilities in an effort to improve its impaired liquidity. For the longer term, if the Company is to benefit from the use of its tax net operating loss carryforwards, it must reduce its cost structure to a bare minimum to maintain sufficient liquidity and to provide enough time to identify and close a transaction to acquire a profitable operating business. Unless a business combination and/or a source of additional capital can be achieved in the next few months, it is unlikely that the Company's capital resources will be sufficient to meet its operating needs, in which case material adverse consequences may result.

The Company made no capital expenditures in the first fiscal quarter ended September 30, 1996. No further capital expenditures are planned.


RESULTS OF OPERATIONS

First Quarter Fiscal 1997 Compared with First Quarter Fiscal 1996

Net Sales.   Aggregate net sales for the first quarter ended
September 30, 1996 were $3,668,000, a decrease of $5,512,000
(60.0%) compared to $9,180,000 in the prior year first quarter.

The decline in sales is primarily the result of the plan to sell the Powerhouse and Promotional businesses, and the inability to purchase additional merchandise for sale as a result of the Company's constrained capital resources. Promotional sales decreased $4.0 million (66%) and Replenishment (Powerhouse) sales decreased $751,000 (36%) in the quarter ended September 30, 1996 as compared to the prior year.

Following is a comparison of net sales by type of program:

                                        NET SALES
                                   First Quarter Ended
                               ----------------------------
                               September         September          Increase
                                30, 1996          30, 1995         (Decrease)
                               ----------        ----------        ----------

Dollar Days                    $2,040,000        $6,069,000       $(4,029,000)
Replenishment                   1,307,000         2,058,000          (751,000)
                               ----------        ----------       ------------
Core Promotional Business       3,347,000         8,127,000        (4,780,000)

Gift and Other                    321,000         1,053,000          (732,000)
                               ----------        ----------       ------------

                               $3,668,000        $9,180,000       $(5,512,000)
                               ==========        ==========       ============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) increased from 22% in fiscal 1996 to 38% in the current year. The increase was principally due to the sale in the first quarter of fiscal year 1997 of inventories which had been written down or written off as of June 30, 1996, and lower levels of guaranteed sales and returns on such guaranteed sales in the current year first quarter.

Operating Expenses. Operating expenses decreased from $2,719,000 (30% of sales) in the fiscal 1996 first quarter to $1,975,000 (54% of sales) in fiscal 1997. The decrease in costs was primarily the result of the Company's continuing cost reduction efforts. The increase in costs as a percentage of net sales is due to the greater impact of fixed and indirect costs on the lower level of sales. These include legal and other corporate costs, as well as the cost of the Company's merchandising and distribution operations.

Interest Expense. The decrease of $471,000 (72%) was due to elimination of the sale/leaseback obligation and lower current borrowing levels, net of the impact of higher effective interest rates and other borrowing costs in the current year.

Other Income (Expense), Net. Other income of $29,000 in the first quarter of fiscal 1997 represented miscellaneous items. The prior year other income amount of $155,000 was also comprised of miscellaneous items.

Loss Before Income Taxes. The first quarter loss decreased from $1,203,000 in fiscal 1996 to $733,000 in fiscal 1997. The improvement of $470,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the losses in the first quarter of fiscal 1997 and 1996 because realization of such benefits cannot be reasonably assured. Net operating loss carryforwards available to offset future taxable income and thereby reduce future income taxes payable are approximately $35 million for income tax reporting purposes.

Net Loss. The decrease of $470,000 reflects the combined effect of all of the above.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


The following documents are filed as part of this report:


(a)  Exhibits:

     None


(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACTION INDUSTRIES, INC.
                                        (Registrant)



Date: November 13, 1996          T. RONALD CASPER
                                 -------------------------------
                                 T. Ronald Casper
                                 Acting President and
                                 Chief Executive Officer


Date: November 13, 1996          KENNETH L. CAMPBELL
                                 -------------------------------
                                 Kenneth L. Campbell
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                   Accounting Officer)