Form 10-K/A
period 1996-06-30
ACTION INDUSTRIES INC
filed 1997-01-13
CIK 2145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________

FORM 10-K/A

/X/ ANNUAL REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) (AMENDED)

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

The number of shares of the Registrant's common stock outstanding at September 27, 1996 was 5,539,458.
________________________________________________________________

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

With the assistance of its investment bankers, Parker/Hunter, the Company is actively exploring other strategic options available to it, including business combinations with other operating businesses, in order to continue as an operating concern and preserve all or a portion of its income tax net operating loss carryforwards. The Company has had indications of interest from third parties for a business combination of this type. Discussions are in process with interested third parties, but such discussions are preliminary and may not result in an agreement relating to any such transaction.

The events which have led to the decision to sell the current operations are described in the following paragraphs.

Organization and Business. The organization and business of Action Industries, Inc. and its Subsidiaries (collectively, the "Company") have undergone significant changes beginning in fiscal 1990 and continuing through fiscal 1996 in connection with a major restructuring effort and the Company's response to declining sales. See "Management's Discussion and Analysis."

The Company has experienced declining sales in its traditional promotional business each year since 1989. See Sales Comparison under "Management's Discussion and Analysis-Financial Condition." The Company implemented a restructuring plan in 1990 including various activities intended to return the Company to sales growth or stability and profitability. The Company focused on its core promotional program business and sold or eliminated those noncore business units, including non-promotional merchandise item sales lines, manufacturing and retail store operations, and assets which were not profitable or were not consistent with these objectives. Almost continuous downsizing efforts have been made over the years since 1990 to reduce merchandise inventories and the Company's reliance on working capital borrowings, and to reduce personnel and other operating costs in order to compensate for the decline in sales. The strategy has also encompassed reduction of low margin business, including reduction of guaranteed sale business, which has contributed to the decline in sales. While progress was made initially and at other times over the years, the Company has not been able to make sufficient progress overall to improve or even maintain its position in the retail marketplace. Guaranteed sale business is sold under terms where the customer retains the right to return goods which remain unsold at the close of the promotional period.

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

In fiscal year 1996 the Company agreed in principle to terminate the lease on its headquarters office/warehouse facility (where it has been the sole tenant) and to enter into a new lease as a tenant for significantly reduced space in this facility in the form of office space only. The Company has operated its business from public warehouses since February of 1996. A new operating lease arrangement was signed in October 1996. The new lease will eliminate the Company's substantial commitment under the prior arrangement, which will materially reduce (but not eliminate) the Company's future occupancy costs. In addition the new arrangements are expected to provide the Company's landlord in the facility with the ability to refinance or resell the property in two to five years such that the Company could realize some or all of the $2.3 million reduced principal portion of what was originally a $3.5 million note receivable due to the Company from its sale/leaseback of the facility in 1991. This note has been recorded at no value in the accompanying financial statements, as a result of the uncertainties associated with its realization, both past and present.

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

New store setup sales in the Company's Replenishment (Powerhouse) business involve initiating the Replenishment program for a new customer or for additional stores for an existing customer. In a setup, the entire Replenishment program area is shipped to intially stock the customers' stores, resulting in a one-time increase in sales, as compared to ongoing reorders to replace merchandise sold to the consumer by the Company's customers. In general, the Company's reduced inventory levels and capital constraints limited inventory purchasing and resulted in reduced order fill rates and the inability to introduce new programs.
The implementation of the strategy to reduce guaranteed sale business, which is particularly applicable to the Company's seasonal Gift business, was the major contributor to decreased Gift sales in fiscal 1995 and 1996 as compared to 1994 and prior years. Many of the reasons for the continuation in the decline in sales in fiscal 1996 are symptomatic of the inability of the Company to maintain its past market position.

During fiscal 1996 continued declining sales and increasing operating losses (see "Net Earnings (Loss) By Year" below) resulted in the Company aggressively accelerating its inventory reduction plan, further downsizing of the operating infrastructure, and the assessment that significant improvements in sales and profitability were necessary in order to provide sufficient liquidity to continue to operate the business.

                     NET EARNINGS (LOSS) BY YEAR
                            (in millions)
               Fiscal Year             Net Earnings (Loss)
               -----------             -------------------
                  1990                      $(17.0)
                  1991                         2.5
                  1992                         2.5
                  1993                       (14.4)
                  1994                          .1
                  1995                        (3.7)
                  1996                       (12.9)
                                            -------
                                 Net Loss   $(42.9)
                                            =======

In response to this assessment, the Company engaged an investment banking firm to assist in identifying, analyzing and pursuing possible strategic alternatives for potential business combinations involving substantially all of the business, operating assets or stock of the Company.

Working with its advisors, the Company was unable to attract a source of additional debt and/or equity capital. A credible forecast of improved future operating results could not be developed, given the Company's sales and profitability prospects. Upon this determination that there was little or no possibility of raising the additional capital necessary to finance a turnaround or further restructuring of the business, a comprehensive search for purchase and/or merger candidates interested in the Company's common stock, all of its assets, or its business in its entirety was undertaken. This was also unsuccessful for the same reasons. The investment bankers located the opportunity to sell the Company's inventory and intangible assets related to the operation of the business to Mazel. The opportunity for the Sale to Mazel was the only alternative to a liquidation of the business, and is considered preferable to a liquidation of the business in terms of the expected proceeds on the sale of the assets, and the ability to maximize the value of the realization of the other assets not involved in the sale.

Restructuring charges of $5.1 million were recorded in fiscal 1993, including severance and other personnel costs associated with downsizing, and the writeoff of inventories and computer software costs. Also related to restructuring, the Company sold substantially all the assets of Action Nicholson Color Company (ANC), a wholly-owned subsidiary, in April of 1994. ANC has been reported as a discontinued operation. Other restructuring activities have included the liquidation of Action Tungsram, Inc., an affiliated company, and the sale/leaseback of the Company's headquarters which was completed in fiscal 1991. Further, and the September 1995 sale of the lamp business and August 1995 closing of the plastics manufacturing operation were reported in the financial statements for fiscal 1995.

The business of Action Nicholson Color Company was sold to Filmet Color Laboratories, Inc. in April of 1994 for $600,000 cash and a percentage of the sales in that business through April of 1997. The Company's retail stores were closed, and no significant proceeds nor costs were involved. Property in Mt. Clemens, Michigan, the sight of a pottery manufacturing operation closed in 1987, was sold in June of 1995 to Riverside Associates, a real estate developer, for $1,050,000 cash. The Company's plastic manufacturing business was closed in August of 1995. Machinery and equipment was sold piece by piece to various parties from mid 1995 into early 1996 for proceeds of approximately $1.2 million in the aggregate, $360,000 of which was needed to pay off capital leases on certain of the equipment. The lamp business was sold to its management in September of 1995 for approximately $2.3 million in the form of the assumption of accounts payable ($900,000) and a note in the amount of $1.4 million payable monthly through April of 1999. The proceeds of these transactions, after costs associated with the transactions, including severance and other personnel costs, were used to pay down current debt and other current obligations. None of the purchasers involved in these transactions were affiliated parties with the Company, other than the buyers of the lamp business, who had been employees of that business.


DESCRIPTION OF BUSINESS AND MARKETING SEGMENT

The Company is the successor to a business which was founded in 1917 and incorporated in 1946. In 1969 the Company first sold its common stock in the public market. For more than thirty years the Company's principal business has been the sale of comprehensive promotional programs to retailers, including DOLLAR-AMA (registered trademark) and others. More recently, the Company introduced ACTION EXPRESS (registered trademark) and POWER PALLET (registered trademark) and other similar programs designed to provide a broad range of value-oriented products, programs, displays and services to meet the traditional promotional objectives of the retailer and reduce the need for in-store labor. The Company's focus has been on its core promotional business consisting of two distinct business-marketing units designed to meet the needs of both its retail customers and the consumer.

The Company's Core Promotional Business consists of its Promotional Business and its Powerhouse Business. The Promotional Business is the sale of comprehensive promotional programs such as DOLLAR-AMA
(registered trademark), Dollar Days and others to retailers.   The
objectives of the promotional programs are to enhance sales volume and store traffic as compared to the results which might be attained by the retailer independent of such programs, while reducing the need for in-store labor. The Company provides selected assortments of merchandise, and generally furnishes promotional advertising and display materials, often packing the merchandise in pre-packed displays ready to be placed on the selling floor. The Company sells the assortments of merchandise to its customers at fixed percentage discounts from the even dollar retail prices at which the merchandise is offered for sale to the consumer. Promotional programs are sold periodically, and are not maintained in the customers' retail stores at all times, only during the promotional period of two to four weeks. Promotional program merchandise is generally not restocked when sold. Promotional programs may be stocked on the customers permanent shelves or may be set up in aisles or other open, temporary spaces using the Company's cardboard display fixtures.

The Company's Powerhouse Business focuses on "store within a store" concepts using a combination of promotional programs and themed events. Powerhouse merchandise and program concepts or themes are generally the same or similar to the Promotional Business. The primary difference is that Powerhouse customers generally stock the Company's merchandise in permanent display areas enhanced with the Company's display materials, and merchandise is reordered and restocked to replace merchandise sold. Powerhouse merchandise is expected to be maintained in the customers' stores indefinitely, as opposed to a limited promotional period.

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

In fiscal 1996 one of the Company's customers accounted for 18.2% of consolidated net sales as a result of the merger of what had been two separate customers, American Stores and Lucky Stores, which individually accounted for 9.2% and 9% of consolidated net sales respectively. In fiscal 1995 American Stores accounted for 11.6% of consolidated net sales. In fiscal 1994 Walmart accounted for 15.3% of consolidated net sales. Business with Walmart decreased significantly in fiscal
1995, as a result of Walmart narrowing its business with the
Company to smaller/older stores in fiscal 1995. The Company has several large customers, however, which are significant to its business. In fiscal 1996 the Company sold in excess of $1 million to each of 6 customers who, in the aggregate, accounted for 42% of consolidated net
sales.    In fiscal 1995 the Company sold in excess of $1 million to each of 11 customers who, in the aggregate, accounted for 48% of consolidated net sales. In fiscal 1994 the Company sold in excess of $1 million to each of 19 customers who, in the aggregate, accounted for 57% of consolidated net sales. The loss of large customers has had an adverse effect on the Company.

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

The Company's Gift program business has been seasonal to the Christmas selling season. In recent years including fiscal 1996, approximately 50% to 70% of the Company's annual Gift volume has been sold in the Company's second quarter (October, November and December). As a result, commitments to purchase Gift inventories have been made early, in advance of the selling season, and inventory levels have been more difficult to adjust as sales volume has fluctuated. In addition, as the mix of its customer base has changed in recent years to proportionately more major drug store and grocery store chains, the demand for guaranteed sales has increased. Historically, the Company's customer base has included proportionately more mass merchandisers, which have not required guaranteed sales terms as often as drug and grocery chains.

In fiscal 1995 and 1996, drug and grocery chains accounted for 69% of the Company's core promotional sales. In fiscal 1990 drug and grocery chains accounted for just under 50% of promotional sales. The percentage increase in sales to drug and grocery chains has been offset by a corresponding decrease in the percentage of sales to mass merchandisers. In 1993 and 1994 approximately 50% of the Gift program was sold under guaranteed sales terms. The Company prices its programs based on the merchandise and services provided, including, where applicable, the assumption of the risk of return on guaranteed sales.
In general, the Company expects returns of 30% or less on its guaranteed sales programs, and at that level, expects to realize acceptable gross margins after accounting for customer returns. Business in certain types of programs and with certain customers has historically resulted in greater levels of customer returns. The Company has historically taken this into account in its pricing, accounting, and gross margin expectations. Excessive returns are actual returns in excess of the level expected when the pricing of the program was determined and agreed to with the customer. This level may vary with the type of program and the customer, and the Company does not use a specific return rate in all cases. Significant execution problems and excessive returns in 1993 resulted in planned reduction of the Gift business in 1994. The Company's fiscal 1994 Gift program did not meet sales and profitability expectations. As a result, the Company purchased limited gift merchandise, reduced its sales expectations and offered a significantly reduced Gift program principally on a non-guaranteed basis in fiscal 1995 and 1996. Actual Gift program sales were $2.3 million in 1996 and $2.1 million in 1995 as compared to $8.5 million in 1994 and $15.1 million in 1993.


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
                                  ====           ====          ====

Imported Products

Imported products consist of approximately 600 merchandise items. These include cleaning products such as sponges, rubber gloves and cleaning and scouring pads; kitchen utensils, toys, tools, grooming products and picture frames and a wide variety of other housewares and gift items. Most of these items have been manufactured and packaged to the Company's specifications under the Company's brand names. Imported products have been purchased from various manufacturers in twenty countries, primarily in the Far East and Europe.

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


COMPETITION

The Company sells assortments of housewares including kitchen and cleaning items, tabletop and serving pieces, health and beauty items, picture frames, gift items, toys, tools, books and a wide variety of other low priced items.

The business of importing and marketing the categories of merchandise sold to the retail trade by the Company is highly competitive. While the Company has experienced some competition from certain importers in terms of "direct import" promotional programs, no competitor has been known to provide the breadth of program selection and services which the Company has provided. The Company however, has experienced competition from a large number of firms, many of which have greater financial resources, including large manufacturers selling branded promotional items, the retailers' own internally developed promotional programs, wholesalers and importers.

The Company's promotional programs, including Replenishment, which in the fiscal year ended June 30, 1996 accounted for approximately 99.7% of net sales, have been the Company's principal method of competing with other suppliers of like merchandise to retail chains. The Company has endeavored to provide a broad range of value-oriented products and programs, as well as merchandising, point-of-sale displays and other promotional support materials and services, in a unique fashion, responsive to the retailers' needs. Competitive pricing has been an important factor in meeting the needs of the Company's customers. The success of the promotional programs has been dependent on achievement of the goal of increasing sales and enhancing gross margin contribution in the stores of the Company's customers.

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


SEASONALITY

Fluctuations in sales of the Company's DOLLAR-AMA (registered trademark) and similar promotions from quarter to quarter reflect the cumulative result of individual decisions made by various customers with regard to the timing and placement of orders. Sales of the Company's Gift programs have been seasonally highest in the Company's second fiscal quarter. The December quarter has accounted for approximately 50% to 70% of the annual volume for Gift sales during the last three fiscal years.


TRADEMARKS HELD, AND LICENSES AND FRANCHISES GRANTED

The Company's trademarks are recognized by consumers throughout the United States, and represent the basic concepts under which the Company's promotional programs have been sold. DOLLAR-AMA (registered trademark), DOLLAR POWER (registered trademark) and other trademarks are easily recognized program concepts which indicate high value, low cost merchandise for sale. The Company's program merchandise is priced at even dollar (generally $1, $2 or $3) retail price points which represent perceived high value to the consumer. The objectives of the promotional programs are to enhance sales volume and store traffic as compared to the results which might be attained by the retailer independent of such programs, while reducing the need for in-store labor. The Company provides selected assortments of merchandise, and generally furnishes promotional advertising and display materials, often packing the merchandise in pre-packed displays ready to be placed on the selling floor. The Company sells the assortments of merchandise to its customers at fixed percentage discounts from the even dollar retail prices. Trademarks are considered to be an integral part of the ability to market promotional programs. Trademark rights endure as long as they are in continued use in the conduct of the business. All of the Company's trademarks are to be sold in conjunction with the sale of assets of its Replenishment and Promotional businesses.

In connection with the Company's promotional program sales, licenses to use DOLLAR-AMA (registered trademark) and other trademarks have been granted to customers' stores. The licenses have been granted at no additional cost to the customer (the Company charges only for the merchandise provided) for limited periods of time, usually one to two weeks, during which the licensed stores advertise their sales of the Company's merchandise.


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

T. Ronald Casper, 52. Mr. Casper was appointed as Acting President and Chief Executive Officer on September 7, 1995. Since 1988, he has been Managing Director of Cornerstone Capital Associates, Ltd., a merchant banking organization, of which he is a co-founding principal. Mr. Casper serves under a contract between the Company and Cornerstone, and is not an employee of the Company. He was a consultant to the Company, reviewing its strategic plans, for about two months prior to his appointment.

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


FINANCIAL CONDITION

The Company has experienced declining sales in its traditional promotional business in recent years, as follows:

                   SALES COMPARISON - YEAR TO YEAR
                           ($ in millions)
                                  Percentage      Cumulative
Fiscal Year       Net Sales        Decrease        Decrease
-----------       ---------       ----------      ----------
   1989            $134.2
   1990             130.6             2.7%            2.7%
   1991             100.9            22.7%           24.8%
   1992              84.1            16.7%           37.3%
   1993              76.7            10.0%           42.8%
   1994              60.0            21.8%           55.3%
   1995              45.1            24.8%           66.4%
   1996              30.2            33.0%           77.6%

In fiscal 1996 the decline in sales continued, principally due to decreased sales to two of the Company's largest customers of fiscal 1995, American Stores and Payless Drug, (a $6.1 million decrease from $8.8 million in sales last year to $2.7 million in sales in the current year). Sales to three other customers, Bradlees, Jamesway and F & M Distributors, decreased $1.8 million as a result of those customers discontinuing business. In addition, approximately $1.5 million in sales to customers in Mexico and Canada last year were not repeated in the current year as a result of the impact of unfavorable currency exchange rates. Replenishment (Powerhouse) sales decreased $2.8 million related to new store setup business last year which was not repeated or replaced in the current year, and reduced order fill rates related to the Company's significant reduction in inventory levels in the current year from $18.1 million at June 24, 1995 to $3.9 million at June 30, 1996. In general, the Company's reduced inventory levels and capital constraints limited inventory purchasing and resulted in reduced order fill rates and the inability to introduce new programs. Further, the Company closed its retail store in September 1995, which accounted for $600,000 in decreased sales. The Company experienced lost sales opportunities in both fiscal 1996 and 1995 as a result of its efforts to reduce low margin and guaranteed sale business from the level of such business experienced in 1993 and 1994.

The historical decline in sales is the result of many factors, including a changing retail marketplace, the increasing complexity of the promotional business itself, and strategic decisions to exit or downsize unprofitable, higher risk product lines. The Company's business has been the sale of comprehensive promotional programs and merchandise to the retail trade, principally discount mass merchants, supermarkets and drug chains. This is a vast market, including such programs developed internally by the retailers themselves, and those outsourced to suppliers such as the Company and others, including large manufacturers and distributors. The Company has historically believed it was the leading independent marketer of comprehensive houseware and giftware promotional programs. However, it has held only a minor share of the overall market for promotional programs. In recent years the Company has continued to call on the majority of the major retailers in the market segments it has historically served. The Company has not been able to maintain its position in the market, as evidenced by the continuation of the decline in sales in fiscal 1996. Many of the reasons for the continuation in the decline in sales in fiscal 1996 are symptomatic of the inability of the Company to maintain its past market position.

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

The Company's Credit Agreement provided for available credit of up to $10 million through June 30, 1997. Availability under the line is limited to $1 million during January of 1997, $500,000 during February of 1997, and is to be paid off as of February 28, 1997. Credit is also limited by the level of eligible accounts receivable and inventories. At June 30, 1996 outstanding borrowings under the Credit Agreement were $3.0 million and outstanding letters of credit were $82,000.

The Company did not meet the required levels of net worth and working capital, the current ratio or the ratio of liabilities to tangible net worth under the restrictive covenants of the Credit Agreement as of June 30, 1996 and September 30, 1996, and will not be able to meet these covenants subsequently. The lender's remedies under such a default include the right to demand immediate repayment of the outstanding loan and interest to date. Foothill Capital, the Company's lender, has continued to provide the Company with advances within the borrowing formula and the limitations described above.

Assuming that Foothill will continue to provide credit, given the defaults under the financial covenants, the Company believes that the credit available under its existing borrowing arrangements, together with funds from the sale of its inventories and other operating assets (to which Foothill has consented) and from its operations in the period prior to the completion of the sale, will be sufficient to meet most or all of its near term operating needs. For the longer term, if the Company is to benefit from the use of its tax net operating losses, it must reduce its cost structure to a bare minimum to maintain sufficient liquidity and to provide enough time to identify and close a transaction to acquire a profitable operating business. Unless a business combination and/or a source of additional capital can be achieved in the next few months, there can be no assurance that the Company's capital resources will be sufficient to meet its operating needs, in which case material adverse consequences may result.

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

The decline in sales in fiscal 1996 was principally due to decreased sales to two of the Company's largest customers of fiscal 1995, American Stores and Payless Drug, (a $6.1 million decrease from $8.8 million in sales last year to $2.7 million in sales in the current year). Sales to three other customers, Bradless, Jamesway and F & M Distributors, decreased $1.8 million as a result of those customers discontinuing business. In addition, approximately $1.56 million in sales to customers in Mexico and Canada last year were not repeated in the current year as a result of the impact of unfavorable currency exchange rates. Replenishment (Powerhouse) sales decreased $2.8 million related to new store setup business last year which was not repeated or replaced in the current year, and reduced order fill rates related to the Company's significant reduction in inventory levels in the current year. The closing of the Company's retail store in September 1995 accounted for $600,000 in decreased sales. In general, the Company's reduced inventory levels and capital constraints limited inventory purchasing and resulted in reduced order fill rates and the inability to introduce new programs as planned.


Following is a comparison of net sales by type of program:

                                         NET SALES
                                     Fiscal Year Ended
                               ------------------------------        Increase
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

Costs and Expenses Due to Sale of Assets and Closing of Warehouse. As a result of the sale of its operating assets and the resultant termination of its operating business, the Company has taken charges in the fiscal year ended June 30, 1996 for the estimated loss on the sale of its inventories and intellectual property ($600,000), other adjustments to reflect the net realizable value of inventory ($2.1 million)and other assets and liabilities ($1.4 million).

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

Sales to Walmart, the Company's largest customer in 1994 decreased $9.5 million in fiscal 1995 as a result of that customer's decision to use the Company's programs in a limited manner in 1995. In addition, Gift program sales decreased $6.4 million as a result of the Company's decision to reduce the offering of this program in order to reduce guaranteed sales.

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

Following is a comparison of net sales by type of program:

                                           NET SALES
                                       Fiscal Year Ended
                                -------------------------------        Increase
                                June 24, 1995     June 25, 1994       (Decrease)
                                -------------     -------------       ----------
Dollar Days                      $31,933,000       $41,257,000      $ (9,324,000)
Replenishment                      9,560,000         8,224,000         1,336,000
                                 -----------       -----------      -------------
Core Promotional Business         41,493,000        49,481,000        (7,988,000)

Gift                               2,122,000         8,521,000        (6,399,000)
Other Specialty Products           1,473,000         2,047,000          (574,000)
                                 -----------       -----------      -------------

                                 $45,088,000       $60,049,000      $(14,961,000)
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

Interest Expense. The decrease of $238,000 was due to lower average borrowing levels in the fiscal 1995 net of increased interest rates and other borrowing costs.

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

NOMINEE FOR A 3-YEAR TERM EXPIRING IN 1999:

Charles C. Cohen, 55. Mr. Cohen has served as a Director of the Company since June 1991. He has been a Director of the law firm of Cohen & Grigsby, P.C. since 1981 and Adjunct Professor of Securities Regulation at the University of Pittsburgh School of Law since 1976. He also serves on the Boards of Directors of Robroy Industries, Inc., and several civic organizations. Mr. Cohen will resign from the three year term expiring in 1997 which he is currently serving, in order to stand for election to the class of directors which will become vacant upon the expiration of Mr. Gold's term.

DIRECTORS CONTINUING IN OFFICE:

SERVING THE SECOND YEAR OF A 3-YEAR TERM EXPIRING IN 1998:

Joel M. Berez, 42. Mr. Berez has served as a Director of the Company since 1983, and as Chairman since September 1995. He has been a business consultant since May 1996. Prior to that he had served as President and Chief Executive Officer of Digital Alchemy, Inc., a producer of home education software from January 1995. He had previously been employed by the Company from 1988 to 1995 and had served in several executive positions, most recently Senior Vice President.

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

SERVING THE THIRD YEAR OF A 3-YEAR TERM EXPIRING IN 1997:

James H. Knowles, Jr., 56. Mr. Knowles has served as a Director of the Company since November 1993. Having over eleven years of experience in the founding and management of venture capital firms, he is presently President and Chief Executive Officer of Dragonswood, Inc., a venture capital investment management company, where he has served since 1988.

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

Ernest S. Berez, former Director, Chairman and President of the Company, is compensated under an agreement with the Company dated July 31, 1990 and amended July 31, 1991. Pursuant to that agreement, Mr. Berez receives lifetime retirement benefits in the amount of $139,200 annually. If Mr. Berez's wife should survive him, she will receive lifetime survivor benefits of one-half Mr. Berez's benefit amount. In November 1996, the Company suspended payment of such benefits to Mr. Berez in an effort to preserve its liquidity. Mr. Berez has consented to the suspension of payments pending negotiations of a settlement of the aggregate amount due and future payment terms. The obligation is recorded in the financial statements. Ernest Berez and Joel Berez are father and son.

COMPENSATION FOR EXECUTIVE OFFICERS: The following tables show, for the last three fiscal years, all compensation received by each Chief
Executive Officer for fiscal year 1996, the two other executive officers of the Company as of the end of fiscal year 1995, and one other individual who served as an executive officer but left the employ of the Company prior to the end of the fiscal year.

                            SUMMARY COMPENSATION TABLE
                          --------------------------------
                                                           Long-term
                                                          Compensation
                               Annual Compensation           Awards
                          -----------------------------   ------------
                                                           Securities
Name and                                                   Underlying
Principal                 Fiscal                            Options/     All Other
Position                   Year    Salary($)    Bonus($)    SARs (#)    Compensation
--------                  ------   ---------    --------   ----------   ------------
T. Ronald Casper (1)       1996            0          0           0       $285,000
President and Chief        1995            0          0           0              0
Executive Officer          1994            0          0           0              0

R. Craig Kirsch (2)        1996      243,437          0           0              0
Former Chairman,           1995      243,437          0      88,642          2,448
President and Chief        1994      243,437          0           0          2,875
Executive Officer

Robert I. Christian (3)    1996      125,000     15,000           0              0
Former Senior Vice         1995      125,000     30,000     175,000            340
President, Sales           1994       49,725          0           0              0

Kenneth L. Campbell        1996      118,690          0           0              0
Senior Vice President,     1995      118,690          0      20,000            522
Finance                    1994      118,698      6,000           0            554

Robert P. Garrity (4)      1996      108,000          0           0              0
Senior Vice President,     1995      106,082          0      25,000            441
Operations                 1994       20,000          0      20,000              0


(1) Mr. Casper is not an employee of the Company. He serves as President and Chief Executive Officer under a contract between the Company and Cornerstone Capital Associates, Ltd. (CCA), a merchant banking firm of which Mr. Casper is a principal. The amount shown for All Other Compensation represents the fees paid to Cornerstone for the services of Mr. Casper. CCA is not an affiliate of the Company.

(2) During fiscal year 1995, Mr. Kirsch, who resigned from the Company in September 1995, was granted an 88,462 share option which has since expired and been canceled.

(3) During fiscal year 1995, Mr. Christian, who resigned from the Company in May 1996, was granted 175,000 option shares which have since expired and been canceled.

(4) During fiscal years 1994 and 1995 Mr. Garrity was granted 20,000 shares and 25,000 share stock options which have since expired and been canceled.


There were no Option/SAR Grants during the Company's fiscal year ended
June 30, 1996.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                    AND FY END OPTION/SAR VALUES

                                                      Number of
                                                      Securities       Value of
                                                      Underlying      Unexercised
                                                     Unexercised      In-the-Money
                                                     Options/SARs     Options/SARs
                                                      at FY End       at FY End ($)
                        Shares Acquired     Value    Exercisable/     Exercisable/
                        on Exercise (#)   Realized   Unexercisable    Unexercisable
                        ---------------   --------   -------------    -------------
Kenneth L. Campbell             0            NA         18,000          $ 8,500
                                                        12,000          $12,750

Robert P. Garrity               0            NA         13,000          $ 5,313
                                                        32,000          $21,250

Mr. Garrity resigned from the Company on July 15, 1996. All of his options expired October 15, 1996.

EMPLOYMENT CONTRACTS

R. Craig Kirsch. Until his resignation on September 7, 1995, Mr. Kirsch served under an employment agreement dated as of March 12, 1992. The agreement provided for five years' employment with base compensation subject to review of the compensation committee of the Board of Directors, participation in any incentive compensation program implemented by the Company and customary insurance benefits for executives of the Company. Mr. Kirsch had stock options to purchase a total of 288,462 shares of the Company's common stock; these were canceled upon his resignation. The agreement provides for Mr. Kirsch's covenant not to compete with the Company for two years following his separation. Mr. Kirsch will receive separation benefits in the form of salary continuation at an annual rate of $243,437 until the earliest to occur of March 12, 1997, his employment with another firm, or his death. In November 1996, the Company suspended payment of such benefits to Mr. Kirsch in an effort to preserve its liquidity. Mr. Kirsch has consented to the suspension of payments with the understanding that the suspension is temporary and that the Company's obligation to make the remaining payments under the agreement remains. The obligation is recorded in the financial statements.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the compensation committee during fiscal year 1996 were Messrs. Gold, Knowles, Shapira, and until his resignation, Kirsch. Mr Kirsch, who was a nonvoting member, was President and Chief Executive Officer of the Company until his resignation in September 1995. Mr. Shapira is a Director and executive officer of Giant Eagle, Inc. which engaged in several arms-length business transactions with the Company during the fiscal year. The Company sold merchandise to Giant Eagle in the amount of $143,200 and paid Giant Eagle $1,000 in trade show booth fees. Giant Eagle is not an affiliate of the Company.

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

The equity ownership portion of executive officer compensation is paid in the form of stock options under a Stock Option Plan approved by the shareholders and amended in 1995. Under this plan the Company earlier granted options to executive officers and other managers for approximately 450,000 shares. Options for an additional 370,000 shares were granted in 1995 (excluding options canceled prior to shareholder approval of the amendment which authorized their granting). The number of option shares granted to each individual is based upon the executive's position in the Company and the relative potential for that position to affect the Company's performance. The option price for each grant is the fair market value at the date of grant. Executives have ten years from the date of grant to exercise their options by paying the option price for the stock. There were no stock option grants under the plan in fiscal 1996 as a result of the Company's performance.

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

                                    Amount and Nature of Beneficial Ownership
                                    -----------------------------------------
                             Sole Voting     Shared
                                 and       Voting and                   Percent of
                             Investment    Investment                     Shares
Name                            Power         Power        Total        Outstanding
----                         -----------    ----------     -----        -----------
Ernest S. Berez                  5,531       16,169       21,700  (1)        *
Joel M. Berez                   18,014      677,937      695,951  (2)      12.6%
Kenneth L. Campbell             20,352            0       20,352  (3)        *
T. Ronald Casper                10,000        2,000       12,000  (4)        *
Robert I. Christian                  0            0            0  (5)        -
Charles C. Cohen                12,750            0       12,750  (6)        *
Robert P. Garrity                2,200            0        2,200  (7)        *
Joel L. Gold                    11,250          500       11,750  (8)        *
R. Craig Kirsch                      0            0            0  (9)        -
James H. Knowles, Jr.           64,875            0       64,875 (10)       1.2%
David S. Shapira                 7,750       28,302       36,052 (11)        *
William B. Snow                  4,000            0        4,000 (12)        *
All directors and officers
 as a group (14 persons)       178,321      730,523      908,844 (13)      15.9%

* Represents less than 1% of the outstanding shares

 (1) Amount includes 16,169 shares held by Mr. Ernest Berez's wife as to which shares he disclaims beneficial interest. Mr. Ernest Berez retired as a director in January of 1996.

 (2) Amount includes 667,506 shares held in twelve trusts for which Mr.
     Joel Berez is co-trustee but as to which he disclaims beneficial ownership in 336,970 shares and 10,431 shares held by Mr. Berez jointly with his wife.

 (3) Amount includes 19,000 shares which Mr. Campbell does not now own, but has the right to acquire within 60 days under stock option agreements.

 (4) Amount includes 2,000 shares held by Mr. Casper's wife.

 (5) Mr. Christian resigned from the Company in May of 1996.

 (6) Amount includes 7,750 shares which Mr. Cohen does not now own, but has the right to acquire within 60 days under a stock option agreements.

 (7) Mr. Garrity resigned from the Company in July of 1996.

 (8) Amount includes 7,750 shares which Mr. Gold does not now own but has the right to acquire within 60 days under stock option agreements.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
______________________________________________________________________

BUSINESS RELATIONSHIPS, TRANSACTIONS WITH MANAGEMENT AND INVOLVEMENT IN LEGAL PROCEEDINGS:

During fiscal year 1996, the Company engaged arms-length business transactions with Giant Eagle, Inc. The Company sold merchandise to Giant Eagle in the amount of $143,200. David S. Shapira, a Director of the Company, is Director, Chairman, President and Chief Executive
Officer of Giant Eagle.  Giant Eagle is not an affiliate of the Company.


PART IV
______________________________________________________________________

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K
______________________________________________________________________

(a)     The following documents are filed as part of this report:

                                                                  Page
1. Financial Statements

   Report of Independent Auditors                                    37

   Consolidated Balance Sheets at June 30, 1996
   and June 24, 1995                                                38

   Consolidated Statements of Operations for the years
   ended June 30, 1996, June 24, 1995, and June 25, 1994            40

   Consolidated Statements of Shareholders' Equity
   for the years ended June 30, 1996, June 24, 1995,
   and June 26, 1993                                                41

   Consolidated Statements of Cash Flows for the years
   ended June 24, 1995, June 25, 1994, and June 24, 1995            42


   Notes to Consolidated Financial Statements                       43


2. Financial Statement Schedules

   For the years ended June 30, 1996, June 24, 1995, and June 25, 1994 (as required)

   Schedule II - Valuation and Qualifying Accounts                  55



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

Pittsburgh, PA

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

                              ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)
                                                                                Year Ended
                                                                    ----------------------------------
                                                                    June 30,     June 24,     June 25,
                                                                      1996         1995         1994
                                                                    --------     --------     --------
OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations                      ($12,899)     ($3,715)        $125
Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
  Depreciation and amortization                                          762        1,055        1,248
  Provision (credit) for doubtful accounts                              (125)        (138)         873
  Non-cash provision for inventory losses                              1,851           -            -
  Non-cash charge related to vacating warehouse facility                  84           -            -
  Changes in operating assets and liabilities:
     Trade accounts receivable                                         7,264         (390)       7,178
     Inventories                                                      12,354         (549)       6,203
     Other current assets                                                890           76        1,953
     Accounts payable and accrued expenses                            (2,743)         132       (5,193)
                                                                    ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    7,438       (3,529)      12,387
                                                                    =========    =========    =========
INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                         (220)        (759)        (127)
   Payments received on notes receivable                                 100          297           -
                                                                    ---------    ---------    ---------
NET CASH USED IN INVESTMENT ACTIVITIES                                  (120)        (462)        (127)
                                                                    =========    =========    =========
FINANCING ACTIVITIES:

   Notes and acceptances payable                                      (7,123)       4,723      (11,001)
   Payment of deferred compensation                                     (134)        (324)        (602)
   Principal payments on long-term obligations                          (786)        (633)        (535)
   Other, net                                                            236           (8)         (52)
                                                                    ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (7,807)       3,758      (12,190)
                                                                    =========    =========    =========

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (489)        (233)          70

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           567          800          730
                                                                    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $78         $567         $800
                                                                    =========    =========    =========

The completion of the new lease on the Company's headquarters facility resulted in a noncash credit for the elimination of the sale/leaseback obligation of $6.9 million and non-cash charges of $6.2 million for the net book value of the leased property including land, building and certain equipment, $600,000 for other property and equipment abandoned and $200,000 net book value of equipment disposed of during the year.

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

The financial statements have been prepared on a going concern basis because the disposition of the Company's inventories and other operating assets to be sold is subject to approval by the shareholder vote described above. The asset adjustments described above are the result of recognition of the market value of the inventories and the abandonment of property and equipment formerly utilized in warehouse space which has been vacated.

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


NOTE B -- SALE OF OPERATING ASSETS

The purchase price for the sale of the Company's Promotional inventory and related intellectual property will not be determined until after the process of obtaining shareholder approval is completed, which is expected to be in December of 1996. The purchase price will equal 63.3% of the cost of the inventory sold plus a cash payment of $100,000. The proceeds of the sale are estimated at approximately $1.1 million to $1.5 million, and will be used to repay debt under the Company's credit arrangements and trade payables. The estimated loss on the sale (approximately $600,000 has been recorded in the accompanying financial statements. In addition, the Company has incurred additional inventory losses of approximately $1.8 million related to the sales of all current operations, including excess quantities and other obsolete inventories, primarily display materials; unabsorbed acquisition costs related to the Company's low level of purchasing in 1996 and the writeoff of unamortized display costs. These losses have been recorded as a reduction in the value of inventory in the accompanying financial statements.

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

The sale/leaseback financing obligation was eliminated in October of 1996 when the Company completed negotiations and agreed to an operating lease on the office space in the facility (which space represents approximately 10% of the total space in the facility).
In connection with the settlement of the sale/leaseback obligation, the note receivable was reduced to $2.3 million from the original $3.5 million, and the note will not bear interest until 1998. An unrelated third party has leased the entire warehouse portion of the space from the Company's landlord. As a result of the Company's vacating the warehouse facilities during March and April of 1996 and the signing of a new operating lease, the capitalized lease obligation was eliminated from the financial statements as of June 30, 1996. The note receivable has been recorded in the financial statements as follows:

                Note receivable         $2,300,000
                Valuation allowance      2,300,000
                                        ----------
                Net recoverable amount  $        0
                                        ==========

The valuation allowance has been provided to reduce the estimated net recoverable amount of the note to zero because the note does not bear interest until 1999 and because the Company's ability to realize some or all of the value of the note is dependent on whether or not the owner of the facility can sell or refinance the property in sufficient amount to satisfy the first mortgage to a third party, which has priority over the Company's note receivable.

The original sale/leaseback (under which the Company has been the sole tenant) had a lease term of twelve years for the office and eight years for the warehouse (beginning in April 1991) and required minimum annual rental payments of approximately $1.9 million per year through 1999 and lesser payments thereafter.

The new lease requires minimum annual rental payments of $100,000 per year for the five year period beginning November 1, 1996. The Company's office space requirements are currently less than the space rented under the new lease. The Company and its landlord are actively seeking prospective tenants to relieve the Company of some or all of its obligations under the lease. The note resumes the accrual of interest in March of 1999, at which time the Company will receive $138,000 interest per year, which may be offset against the rental obligation. Termination of the original sale/leaseback lease resulted in elimination of the capitalized lease obligation ($6.9 million at June 30, 1996) from the balance sheet, offset by the elimination of the land, building and certain equipment directly related to the facility with an aggregate net book value of approximately $6.2 million. In addition, the Company incurred significant costs associated with vacating the facility.

The net reduction in costs related to the capital lease termination was as follows:

Termination of capital lease obligation              $6,953,000

Property, plant and equipment eliminated              6,206,000
Severance, facilities costs, transfer freight           622,000
                                                     ----------
                                                      6,828,000
                                                     ----------
Net cost reduction from lease termination            $  125,000
                                                     ==========

The Company also incurred other costs in connection with the capital lease termination which have not been quantified, including moving expenses, inventory transfer costs other than freight, and inventory losses.

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

The Company owned property located in Mt. Clemens, Michigan, the book value of which was previously written off. The Company sold the property in June of 1995. The Company retains an environmental obligation with respect to the Mt. Clemens property but understands that the obligation has been fulfilled by the buyer's completion of the required environmental cleanup procedures.

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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)
                                                               Additions
                                                         -----------------------
                                                                      Charged to
                                           Balance at    Charged to     Other                       Balance at
                                           Beginning       Cost or     Accounts     Deductions          End
Description                                of Period      Expenses    (Describe)    (Describe)       of Period
---------------------------------------    ---------      --------    ----------   ----------        ---------
Year ended June 25, 1994
Estimated future costs of discontinued
   operation                                    $421         $  -        $  -           ($304) (b)       $117
Allowance for Doubtful Accounts                1,578           873          -          (1,317) (a)      1,134
Restructure reserve:
   Inventory                                     715            -           -            (234)          481
   Property, plant and equipment                 -              -           -             -               -
                                         ---------------------------------------------------------------------
                                              $2,714          $873            $0      ($1,855)         $1,732
                                         =====================================================================

Year ended June 24, 1995

Estimated future costs of discontinued
   operation                                    $117         $  -        $  -           ($117) (b)         $0
Allowance for Doubtful Accounts                1,134           298          -            (954) (a)        478
Restructure reserve:
   Inventory                                     481            -           -            (481) (c)          0
   Property, plant and equipment                 -              -           -             -                 0
                                         ---------------------------------------------------------------------
                                              $1,732          $298            $0      ($1,552)           $478
                                         =====================================================================

Year ended June 30, 1996

Allowance for Doubtful Accounts                 $478           $96       $  -           ($221) (a)       $353
                                         =====================================================================


(a)  Doubtful accounts charged off as uncollectible, net of recoveries and claims (primarily reserved in prior years).
(b)  Charges related to the discontinued business reserved previously.
(C)  Inventory disposals.

SIGNATURES
________________________________________________________________________

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