Form 10-Q
period 1996-12-31
ACTION INDUSTRIES INC
filed 1997-02-14
CIK 2145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________

FORM 10-Q

/X/  QUARTERLY REPORT Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarter ended December 31, 1996

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

         Consolidated Balance Sheets -
           December 31, 1996, December 31, 1995,
           and June 30, 1996

         Consolidated Statements of Operations -
           Six Months and Three Months Ended
           December 31, 1996 and December 31, 1995

         Consolidated Statements of Shareholders' Equity
           (Capital Deficiency) - Six Months Ended
           December 31, 1996 and December 31, 1995

         Consolidated Statements of Cash Flows -
           Six Months Ended December 31, 1996 and
           December 31, 1995

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures


PART I.  FINANCIAL INFORMATION

                                   ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                   UNAUDITED

                                                 (In thousands)


                                                                  December     December       June
                                                                  31, 1996     31, 1995     30, 1996
ASSETS                                                            --------     --------     --------
Current Assets
  Cash and cash equivalents                                          $195         $145          $78
  Trade accounts receivable, less allowances
    of $393, $305, and $353                                         2,298        8,403        2,769
  Inventories                                                       1,088       13,186        3,928
  Other current assets                                                367        1,000          671
                                                                  -------      -------      -------
    Total Current Assets                                            3,948       22,734        7,446

Property, Plant and Equipment                                         208        7,621          385

Other Assets
  Note Receivable                                                     621        1,200          850
  Other                                                               178          468          227
                                                                  -------      -------      -------
                                                                   $4,955      $32,023       $8,908
                                                                  =======      =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Current Liabilities
  Notes  payable                                                     $916       $6,304       $3,039
  Accounts payable                                                  2,928        4,526        2,628
  Accrued compensation                                                528          763          607
  Other accrued liabilities                                           321        1,079          736
                                                                  -------      -------      -------
    Total Current Liabilities                                       4,693       12,672        7,010

Long-Term Liabilities
  Financing obligation - sale/leaseback                                 0        7,264            0
  Long-term debt                                                      115          115          115
  Deferred compensation                                             1,482        1,518        1,554
                                                                  -------      -------      -------
    Total Long-Term Liabilities                                     1,597        8,897        1,669

Shareholders' Equity (Capital Deficiency)
  Common stock, $0.10 par value;
    authorized 20,000,000 shares;
    issued 7,187,428 shares                                           719          719          719
  Capital in excess of par                                         25,498       25,498       25,498
  Retained earnings (deficit)                                     (15,978)      (4,189)     (14,414)
                                                                  -------      -------      -------
                                                                   10,239       22,028       11,803
  Less treasury shares, at cost                                    11,574       11,574       11,574
                                                                  -------      -------      -------
    Total Shareholders' Equity (Capital Deficiency)                (1,335)      10,454          229

                                                                   $4,955      $32,023       $8,908
                                                                  =======      =======      =======

See notes to consolidated financial statements.

                           ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         UNAUDITED

                             (In thousands except per share data)

                                                Six Months Ended        Three Months Ended
                                              -------------------       -------------------
                                              December   December       December   December
                                              31, 1996   31, 1995       31, 1996   31, 1995
                                              --------   --------       --------   --------
NET SALES                                      $5,424    $19,079         $1,756     $9,899

COSTS AND EXPENSES
  Cost of products sold                         3,654     15,389          1,382      8,225
  Operating expenses                            3,445      5,398          1,470      2,679
  Interest expense                                379      1,199            196        545
                                              --------   --------       --------   --------
                                                7,478     21,986          3,048     11,449

OTHER INCOME, NET                                 490        233            461         79
                                              --------   --------       --------   --------
LOSS BEFORE INCOME TAXES                       (1,564)    (2,674)          (831)    (1,471)

PROVISION FOR INCOME TAXES                        -          -              -          -
                                              --------   --------       --------   --------
NET EARNINGS (LOSS)                           ($1,564)   ($2,674)         ($831)   ($1,471)
                                              ========   ========       ========   ========


NET EARNINGS (LOSS) PER SHARE                  ($0.28)    ($0.48)        ($0.15)    ($0.27)
                                              ========   ========       ========   ========

Weighted average shares outstanding             5,539      5,539          5,539      5,539
                                              ========   ========       ========   ========

See notes to consolidated financial statements.

                                           ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY  (CAPITAL DEFICIENCY)
                                                          UNAUDITED

                                             (In thousands except share amounts)

                                              Six Months Ended December 31, 1996 and December 31, 1995
                                   --------------------------------------------------------------------------------
                                                          Capital     Retained
                                       Common Stock      In Excess    Earnings       Treasury Stock
                                     Shares     Amount    of Par      (Deficit)    Shares      Amount       Total
                                     ------     ------   ---------    ---------    ------      ------       -----
BALANCE - JUNE 24, 1995             7,187,428    $719     $25,498     ($1,515)   1,647,970    ($11,574)    $13,128

  Net  Loss                             -          -         -         (2,674)       -            -         (2,674)
                                   --------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1995         7,187,428    $719     $25,498     ($4,189)   1,647,970    ($11,574)    $10,454
                                   ================================================================================

BALANCE - JUNE 30, 1996             7,187,428    $719     $25,498    ($14,414)   1,647,970    ($11,574)       $229

  Net  Loss                             -          -         -         (1,564)       -            -         (1,564)
                                   --------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1996         7,187,428    $719     $25,498    ($15,978)   1,647,970    ($11,574)    ($1,335)
                                   ================================================================================

See notes to consolidated financial statements.

                         ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       UNAUDITED

                                    (In thousands)
                                                                 Six Months Ended
                                                           ----------------------------
                                                           December            December
                                                           31, 1996            31, 1995
                                                           --------            --------
OPERATING ACTIVITIES:
Net loss                                                   ($1,564)            ($2,674)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                                160                 466
  Changes in operating assets and liabilities:
     Trade accounts receivable                                 471               1,505
      Inventories                                            2,840               4,947
      Other current assets                                     304                 111
      Accounts payable and accrued expenses                   (194)               (146)
                                                           --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    2,017               4,209
                                                           ========            ========
INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment               -                    (88)
   Payments received on notes receivable                       229                -
                                                           --------            --------
NET CASH USED IN INVESTMENT ACTIVITIES                         229                 (88)
                                                           ========            ========
FINANCING ACTIVITIES:

   Notes and acceptances payable                            (2,123)             (3,858)
   Payment  of deferred compensation                           (72)               (170)
   Principal payments on long-term obligations                -                   (475)
   Other, net                                                   66                 (40)
                                                           --------            --------
NET CASH USED IN FINANCING ACTIVITIES                       (2,129)             (4,543)
                                                           ========            ========

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               117                (422)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                78                 567
                                                           --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $195                $145
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

C. In October 1996 the Company entered into an agreement to sell its inventory and related intellectual property associated with its Replenishment (Powerhouse) business and Promotional business. The Powerhouse-related assets were sold October 18, 1996. The Promotional-related assets were sold February 12, 1997 pursuant to a foreclosure sale by Foothill Capital Corporation ("Foothill"), the Company's secured lender. The assets sold represented substantially all of the operating assets employed in the Company's business. Trade accounts receivable were retained, as were non-operating notes and other receivables from prior sales of the Company's headquarters facility and certain business units. The Company also retained its substantial income tax net operating loss carryforwards.

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

   The accompanying financial statements include the historical results of operations of the Company's Promotional and Replenishment businesses. Valuation adjustments were made as of June 30, 1996 to the historical cost basis of the Company's inventories and property and equipment impacted by the sale of the Company's current operations, to value these assets at estimated net realizable value and to reflect the abandonment or sale of certain fixed assets no longer used to support operations.

D. The results of operations for the second fiscal quarter and six month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year. As a result of the asset sales described above, the Company does not currently have an operating business.

E. Inventories consist primarily of merchandise held for resale. Inventories are valued at the lower of first-in, first-out
   (FIFO) cost or market. All inventories were sold or otherwise disposed of in connection with the asset sales described above.

F. The Company had a credit agreement which provided for up to $10
   million in committed credit lines through June 30, 1997.   In
   connection with the foreclosure sale by Foothill, the credit agreement has been terminated as of February 12, 1997. Availability under the credit line was limited by the level of eligible accounts receivable and inventories. Interest was payable at 3.5% over the prime rate of interest. At December 31, 1996 outstanding borrowings under the credit agreement were $916,000 and the unused borrowing capacity was $206,000.

   The Company did not meet the requirements under the restrictive covenants of the Credit Agreement as of December 31, 1996, and was not able to meet these covenants subsequently. The lender's remedies under such a default included the right to demand repayment of the outstanding loan and interest due.

G. No income tax benefits were provided on the losses in the six month periods ended December 31, 1996 and December 31, 1995 because realization of such benefits is not reasonably assured.

   Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in the future are approximately $36 million for income tax reporting purposes.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Sale of Operating Assets. The Company entered into a nonbinding letter of intent dated August 30, 1996 to sell to Mazel Stores, Inc. ("Mazel") the inventory and related intellectual property associated with its Powerhouse (Replenishment) business, and pending the approval of its shareholders, to also sell the inventory and intellectual property related to its Promotional business. A binding Asset Purchase Agreement (subject to shareholder approval with regard to the Promotional assets) was signed on October 18, 1996. The Powerhouse-related assets were then sold to Mazel.

The Company's Promotional-related assets were to be sold to Mazel upon satisfaction of various conditions, including shareholder approval. Unanticipated delays in satisfying those conditions of closing resulted in the delay of the sale of the Promotional assets. The Company expected the process of obtaining shareholder approval to be completed in December 1996 or early January 1997. The Company was not able to obtain timely approval to distribute the proxy statement to solicit such shareholder approval. The sale of the Promotional-related assets was delayed beyond the time provided for in the Company's agreement with Mazel, and beyond the time expected by Foothill. Foothill has exercised its rights and remedies under the Amended and Restated Loan and Security Agreement with Action, and has sold the Promotional-related assets to Mazel in a private foreclosure sale on February 12, 1997.

The proceeds of the sale to Mazel were $1.6 million, including $400,000 related to the sale of the Powerhouse assets in October, and $1.2 million related to the foreclosure sale of the Promotional
assets in February 1997.   This resulted in a loss to the Company
of $900,000, representing the difference between the proceeds and the net book value of the assets sold. The loss was previously recorded in the Company's year-end financial statements as of June
30, 1996.   Proceeds have been used to repay in its entirety the
debt owed to Foothill under the Company's credit arrangements, and transaction related costs.

The assets sold to Mazel by the Company and Foothill represented substantially all of the operating assets employed in the Company's business. Trade accounts receivable were retained, as were non-operating notes receivable and rights to future payments from prior sales of the Company's headquarters facility and certain business units. The Company also retained its substantial income tax net operating loss carryforwards.

The Company is actively exploring other strategic options available to it, including business combinations with other operating businesses in order to continue as an operating concern and preserve all or a portion of its income tax net operating loss carryforwards. The Company has received indications of interest from various third parties for a business combination of this type, and has been engaged in specific discussions relating to such a transaction with these interested parties. Such discussions are preliminary and there can be no assurance that an agreement relating to any such transaction can be reached.

In connection with the foreclosure sale by Foothill, the Company's working capital credit line agreement has been terminated on February 12, 1997. The ability of the Company to repay its existing obligations and to pursue its strategic options as discussed in the preceding paragraph, is dependent on the realization of the remaining assets and the ability to coordinate the timing of payment of the obligations with cash receipts.

American Stock Exchange ("AMEX") trading in the Company's common stock was halted on October 21, 1996. The AMEX has determined to delist the Company's stock, but has granted a brief period for the Company to effect an acquisition to satisfy the criteria for AMEX listing. A business combination of the type discussed in the preceding paragraphs may or may not result in the Company qualifying for AMEX listing. There can be no assurance that the listing would be maintained, or that the business combination alternatives discussed above can be completed in a timely fashion or at all, and in such a way as would satisfy the criteria for AMEX listing

The events which have led to the decision to sell the current operations are described in the following paragraphs.

Organization and Business. The organization and business of Action Industries, Inc. and its Subsidiaries (collectively, the "Company") have undergone significant changes beginning in fiscal 1990 and continuing through fiscal 1996 in connection with a major restructuring effort and the Company's response to declining sales.

The Company has experienced declining sales in its traditional promotional business each year since 1989. Net sales were $134.2 million in 1989, declined to $84.1 million in 1992, and declined further to $30.2 in 1996. The Company implemented a restructuring plan in 1990 including various activities intended to return the Company to sales growth or stability and profitability. The Company focused on its core business and sold or eliminated those noncore business units and assets which were not profitable or were not consistent with these objectives. Almost continuous downsizing efforts have been made over the years since 1990 to reduce merchandise inventories and the Company's reliance on working capital borrowings, and to reduce personnel and other operating costs in order to compensate for the decline in sales. The strategy has also encompassed reduction of low margin business, including reduction of guaranteed sale business, which has contributed to the decline in sales. While progress was made initially and at other times over the years, the Company has not been able to make sufficient progress overall to improve or even maintain its position in the retail marketplace.

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

In response to this assessment, the Company engaged Parker/Hunter, an investment banking firm to assist in identifying, analyzing and pursuing possible strategic alternatives for potential business combinations involving substantially all of the business, all of its operating assets or the capital stock of the Company.

Working with its advisors, the Company was unable to attract a source of additional debt and/or equity capital. A credible forecast of improved future operating results could not be developed, given the Company's sales and profitability prospects. Upon this determination that there was little or no possibility of raising the additional capital necessary to finance a turnaround or further restructuring of the business, a comprehensive search for purchase and/or merger candidates interested in the Company's common stock, all of its assets, or its business in its entirety was undertaken. This was also unsuccessful for the same reasons. Parker/Hunter located the opportunity to sell the Company's inventory and intangible assets related to the operation of the business to Mazel. The opportunity for the sale to Mazel was the only alternative to a liquidation of the business, and was considered preferable to a liquidation of the business in terms of the expected proceeds on the sale of the assets, and the ability to maximize the value of the realization of the other assets not involved in the sale.

These issues have led to the Company's decision to sell the inventory and other assets of its Powerhouse (Replenishment) business and its Promotional business. Substantial doubt exists as to the ability of the Company to continue to exist as a going concern, unless a business combination which provides additional capital can be accomplished quickly.

In fiscal 1997 the decline in sales continued, principally due to the Company's plan to sell its Powerhouse and Promotional businesses, and the inability to purchase additional merchandise for sale as a result of the Company's constrained capital resources. Net sales decreased $13.7 million (72%) in the six month period ended December 31, 1996, as compared to the prior year.

In fiscal year 1996 the Company agreed in principle to terminate the lease on its headquarters office/warehouse facility (where it has been the sole tenant) and to enter into a new lease as a tenant for significantly reduced space in this facility in the form of office space only. The Company has operated its business from public warehouses since February of 1996. A new operating lease arrangement for the facility was signed in October 1996. The new lease eliminates the Company's substantial commitment under the prior arrangement (annual rent of $1.9 million), which will materially reduce (but not eliminate) the Company's future occupancy costs. The new lease requires minimum annual rental payments of $100,000 for the five year period beginning in March of 1997. The Company and its landlord are actively seeking prospective tenants to relieve the Company of some or all of its obligations under the lease. The note receivable discussed below accrues interest beginning in March of 1999, at which time the Company will receive $138,000 interest annually, which may be offset against the rental obligation. In addition, the new arrangements are expected to provide the Company's landlord in the facility with the ability to refinance or resell the property in the future, such that the Company could realize some or all of the $2.3 million reduced principal portion of what was originally a $3.5 million note receivable due to the Company from its sale/leaseback of the facility in 1991. The note has been recorded in the financial statements along with a valuation allowance of $2.3 million, resulting in a net recoverable amount of zero. This is because the note does not bear interest until 1999 and the Company's ability to realize some or all of the value of the note is dependent on whether or not the owner of the facility can sell or refinance the property in sufficient amount to satisfy the first mortgage on the property, which has priority over the Company's note receivable.


LIQUIDITY AND CAPITAL RESOURCES

The major sources of cash during the first six months of the 1997 fiscal year were further reductions of inventory levels and collections on receivables. Operating losses and repayment of notes payable and other current obligations were the primary uses of cash. Working capital at December 31, 1996 was a deficit of $745,000, decreased from positive working capital of $436,000 at June 30, 1996, largely related to the lower level of sales in the current year and operating losses. The Company will be required to continue to manage the timing of payment of its obligations to deal with this impaired liquidity.

Cash and cash equivalents were $195,000 at December 31, 1996 as compared to $78,000 at June 30, 1996 and $145,000 at December 31,
1995. Cash balances fluctuate daily to meet operating requirements.

Accounts receivable of $2.3 million at December 31, 1996 decreased from $2.8 million at June 30, 1996 and $8.4 million at December 31, 1995 as a result of decreased sales in the current fiscal year to date.

Inventories of $1.1 million at December 31, 1996 decreased from $3.9 million at June 30, 1996 as a result of reduced purchasing related to the Company's capital constraints and the sale of the Powerhouse inventories to Mazel. Inventories decreased from $13.2 million at December 31, 1995 due to the Company's aggressive inventory reduction efforts in light of its capital constraints, and inventory adjustments and writeoffs related to the sale of the inventories and the termination of the Company's operating business.

Aggregate borrowings (long-term debt and notes payable) decreased from $13.7 million at December 31, 1995 to $3.2 million at June 30, 1996 and $1.0 million at December 31, 1996. This was the result of the elimination of the sale/leaseback obligation upon finalizing the negotiations of the new lease, and the repayment of short-term borrowings. Borrowings were repaid with cash generated from the reduction of inventories and receivables, net of cash used to fund operating losses incurred. Letters of credit outstanding were $89,000 at December 31, 1995 and $82,000 at June 30, 1996.
There were no letters of credit outstanding at December 31, 1996.

The Company had a Credit Agreement which provided for available credit of up to $10 million through June 30, 1997. In connection with the foreclosure sale by Foothill, the credit agreement has been terminated as of February 12, 1997. Availability under the credit agreement was limited by the level of eligible accounts receivable and inventories. Interest was payable at 3.5% over the prime rate of interest. At December 31, 1996 outstanding borrowings under the credit agreement were $916,000 and the unused borrowing capacity was $206,000.

The Company did not meet the requirements under the restrictive covenants of the Credit Agreement as of December 31, 1996, and was not able to meet these covenants subsequently. The lender's remedies under such a default include the right to demand repayment of the outstanding loan and interest due.

As indicated above, the Company's working capital credit line agreement has been terminated in February, 1997. The ability of the Company to repay its existing obligations and to pursue its strategic options as discussed above, is dependent on the realization of the remaining assets and the ability to coordinate the timing of payment of the obligations with cash receipts.

The Company suspended current payments under certain long-term severance arrangements with former employees in November 1996. The former employees have consented to the suspension of payments pending negotiations of settlement of the amounts due. The Company is negotiating the terms of these arrangements and certain other assets and liabilities in an effort to improve its impaired liquidity. For the longer term, if the Company is to benefit from the use of its tax net operating loss carryforwards, it must continue to reduce its cost structure to a bare minimum to maintain sufficient liquidity and to provide enough time to identify and close a transaction to acquire a profitable operating business. Unless a business combination and/or a source of additional capital can be achieved on a timely basis, it is unlikely that the Company's capital resources will be sufficient to meet its cash needs, in which case material adverse consequences may result.

American Stock Exchange ("AMEX") trading in the Company's common stock was halted on October 21, 1996. The AMEX has determined to delist the Company's stock, but has granted a brief period for the Company to effect an acquisition to satisfy the criteria for AMEX listing. A business combination of the type discussed in the preceding paragraphs may or may not result in the Company qualifying for AMEX listing. There can be no assurance that the listing would be maintained, or that the business combination alternatives discussed above can be completed in a timely fashion or at all, and in such a way as would satisfy the criteria for AMEX listing

The Company made no capital expenditures in the six month period ended December 31, 1996. No capital expenditures are planned.


RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1997 COMPARED WITH SECOND QUARTER FISCAL 1996

Net Sales.   Aggregate net sales for the second quarter ended
December 31, 1996 were $1,756,000, a decrease of $8,143,000 (82%)
compared to $9,899,000 in the prior year second quarter.

The decline in sales is primarily the result of the sale of the Powerhouse business on October 18, 1996 and the plan to sell the Promotional business, and the inability to purchase additional merchandise for sale as a result of the Company's constrained capital resources.

Following is a comparison of net sales by type of program:

                                        NET SALES
                                  Second Quarter Ended
                              ----------------------------
                               December          December           Increase
                               31, 1996          31, 1995          (Decrease)
                               --------          --------          ----------
Dollar Days                   $1,110,000        $6,761,000        $(5,651,000)
Replenishment                    129,000         1,803,000         (1,674,000)
                              ----------        ----------        ------------

Core Promotional Business      1,239,000         8,564,000         (7,325,000)

Gift and Other                   517,000         1,335,000           (818,000)
                              ----------        ----------        ------------

                              $1,756,000        $9,899,000        $(8,143,000)
                              ==========        ==========        ============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) increased from 17% in fiscal 1996 to 21% in the current year. The increase was principally due to the lower levels of guaranteed sales and returns on guaranteed sales in the current year second quarter.

Operating Expenses. Operating expenses decreased from $2,679,000 (27% of sales) in the fiscal 1996 second quarter to $1,470,000 (84% of sales) in fiscal 1997. The decrease in costs was primarily the result of the Company's continuing cost reduction efforts. The increase in costs as a percentage of net sales is due to the greater impact of fixed and indirect costs on the lower level of sales. These include legal and other corporate costs, as well as the cost of the Company's merchandising and distribution operations.

Interest Expense. The decrease of $349,000 (64%) was due to elimination of the sale/leaseback obligation and lower current borrowing levels, net of the impact of higher effective interest rates and other borrowing costs in the current year.

Other Income (Expense), Net. Other income of $461,000 in the second quarter of fiscal 1997 included recovery of sales and use taxes paid in prior years ($671,000, including interest) net of charges in connection with the settlement of an arbitration award to a former sales agent ($175,000) and miscellaneous items. The prior year other income amount of $79,000 was comprised of miscellaneous items.

Loss Before Income Taxes. The second quarter loss decreased from $1,471,000 in fiscal 1996 to $831,000 in fiscal 1997. The improvement of $640,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the losses in the second quarter of fiscal 1997 and 1996 because realization of such benefits cannot be reasonably assured. Net operating loss carryforwards available to offset future taxable income and thereby reduce future income taxes payable are approximately $36 million for income tax reporting purposes.

Net Loss. The decrease of $640,000 reflects the combined effect of all of the above.


SIX MONTH PERIOD OF FISCAL 1997 COMPARED WITH SIX MONTH PERIOD OF
FISCAL 1996

Net Sales.   Aggregate net sales for the period of six months ended
December 31, 1996 were $5,424,000, a decrease of $13,655,000 (72%)
compared to $19,079,000 in the prior year.

The decline in sales is primarily the result of the sale of the Powerhouse business on October 18, 1996 and the plan to sell the Promotional business, and the inability to purchase additional merchandise for sale as a result of the Company's constrained capital resources.

Following is a comparison of net sales by type of program:

                                        NET SALES
                                 Six Month Period Ended
                               ----------------------------
                                December          December          Increase
                                31, 1996          31, 1995         (Decrease)
                                --------          --------         ----------
Dollar Days                    $3,150,000       $12,830,000      $ (9,680,000)
Replenishment                   1,436,000         3,861,000        (2,425,000)
                               ----------        ----------      -------------

Core Promotional Business       4,586,000        16,691,000       (12,105,000)

Gift and Other                    838,000         2,388,000        (1,550,000)
                               ----------       -----------      -------------

                                $5,424,000       $19,079,000      $(13,655,000)
                               ==========       ===========      =============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) increased from 19% in fiscal 1996 to 33% in the current year. The increase was principally due to lower levels of guaranteed sales and returns on guaranteed sales in the current year six month period and the sale in fiscal year 1997 of inventories which had been written down or written off as of June 30, 1996.

Operating Expenses. Operating expenses decreased from $5,398,000 (28% of sales) in the fiscal 1996 second quarter to $3,445,000 (64% of sales) in fiscal 1997. The decrease in costs was primarily the result of the Company's continuing cost reduction efforts. The increase in costs as a percentage of net sales is due to the greater impact of fixed and indirect costs on the lower level of sales. These include legal and other corporate costs, as well as the cost of the Company's merchandising and distribution operations.

Interest Expense. The decrease of $820,000 (68%) was due to elimination of the sale/leaseback obligation and lower current borrowing levels, net of the impact of higher effective interest rates and other borrowing costs in the current year.

Other Income (Expense), Net. Other income of $490,000 in the first six months of fiscal 1997 included recovery of sales and use taxes paid in prior years ($671,000, including interest) net of charges in connection with the settlement of an arbitration award to a former sales agent ($175,000) and miscellaneous items. The prior year other income amount of $233,000 was comprised of miscellaneous items.

Loss Before Income Taxes. The loss for the six month period ended in December decreased from $2,674,000 in fiscal 1996 to $1,564,000 in fiscal 1997. The improvement of $1,110,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the losses in the first six months of fiscal 1997 and 1996 because realization of such benefits cannot be reasonably assured. Net operating loss carryforwards available to offset future taxable income and thereby reduce future income taxes payable are approximately $36 million for income tax reporting purposes.

Net Loss. The decrease of $1,110,000 reflects the combined effect of all of the above.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


The following documents are filed as part of this report:


(a)  Exhibits:

     None


(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACTION INDUSTRIES, INC.
                                        (Registrant)



Date: February 13, 1996          T. RONALD CASPER
                                 T. Ronald Casper
                                 Acting President and
                                 Chief Executive Officer


Date: February 13, 1996          KENNETH L. CAMPBELL
                                 Kenneth L. Campbell
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                   Accounting Officer)