Form 10-Q
period 1997-03-31
ACTION INDUSTRIES INC
filed 1997-05-14
CIK 2145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________

FORM 10-Q

/X/  QUARTERLY REPORT Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarter ended March 31, 1997

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

The number of shares of the Registrant's common stock outstanding at May 12, 1997 was 5,539,458.
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



                                                             Page

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -
           March 31, 1997, March 31, 1996,
           and June 30, 1996                                   3

         Consolidated Statements of Operations -
           Nine Months and Three Months Ended
           March 31, 1997 and March 31, 1996                   4

         Consolidated Statements of Shareholders' Equity
           (Capital Deficiency) - Nine Months Ended
           March 31, 1997 and March 31, 1996                   5

         Consolidated Statements of Cash Flows -
           Nine Months Ended March 31, 1997 and
           March 31, 1996                                      6

         Notes to Consolidated Financial Statements            7


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                         10


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                     20


Signatures                                                    21


PART I.  FINANCIAL INFORMATION

                             ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           UNAUDITED

                                         (In thousands)

                                                          March         March          June
                                                         31, 1997      31, 1996      30, 1996
                                                         --------      --------      --------
ASSETS
Current Assets
  Cash and cash equivalents                                 $411           $59           $78
  Trade accounts receivable, less allowances
    of $200, $329, and $353                                  937         4,440         2,769
  Inventories                                                  0         9,582         3,928
  Other current assets                                       418         1,143           671
                                                          ------       -------        ------
    Total Current Assets                                   1,766        15,224         7,446

Property, Plant and Equipment                                 44         7,459           385

Other Assets
  Note Receivable                                            544         1,200           850
  Other                                                      166           470           227
                                                          ------       -------        ------
                                                          $2,520       $24,353        $8,908
                                                          ======       =======        ======

LIABILITIES  AND  SHAREHOLDERS'  EQUITY (CAPITAL DEFICIENCY)

Current Liabilities
  Notes  payable                                              $0        $3,337        $3,039
  Accounts payable                                         1,776         3,373         2,628
  Accrued compensation                                       442           113           607
  Other accrued liabilities                                  326         1,008           736
                                                          ------       -------        ------
    Total Current Liabilities                              2,544         7,831         7,010

Long-Term Liabilities
  Financing obligation - sale/leaseback                        0         7,013             0
  Long-term debt                                             115           115           115
  Deferred compensation                                    1,459         1,304         1,554
                                                          ------       -------        ------
    Total Long-Term Liabilities                            1,574         8,432         1,669

Shareholders' Equity (Capital Deficiency)
  Common stock, $0.10 par value;
    authorized 20,000,000 shares;
    issued 7,187,428 shares                                  719           719           719
  Capital in excess of par                                25,498        25,498        25,498
  Retained earnings (deficit)                            (16,241)       (6,553)      (14,414)
                                                          ------       -------        ------
                                                           9,976        19,664        11,803
  Less treasury shares, at cost                           11,574        11,574        11,574
                                                          ------       -------        ------
    Total Shareholders' Equity (Capital Deficiency)       (1,598)        8,090           229
                                                          ------       -------        ------
                                                          $2,520       $24,353        $8,908
                                                          ======       =======        ======


See notes to consolidated financial statements.

                          ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         UNAUDITED

                            (In thousands except per share data)

                                              Nine Months Ended            Three Months Ended
                                            ----------------------       ----------------------
                                             March         March          March         March
                                            31, 1997      31, 1996       31, 1997      31, 1996
                                            --------      --------       --------      --------

NET SALES                                    $5,424       $24,534             $0        $5,455

COSTS AND EXPENSES
  Cost of products sold                       3,654        20,326              0         4,937
  Operating expenses                          4,006         7,836            561         2,438
  Interest expense                              446         1,614             67           416
                                            --------      --------       --------      --------
                                              8,106        29,776            628         7,791

OTHER INCOME (EXPENSE), NET                     855           204            365           (29)
                                            --------      --------       --------      --------
LOSS BEFORE INCOME TAXES                     (1,827)       (5,038)          (263)       (2,365)

PROVISION FOR INCOME TAXES                      -             -              -             -
                                            --------      --------       --------      --------
NET LOSS                                    ($1,827)      ($5,038)         ($263)      ($2,365)
                                            ========      ========       ========      ========


NET LOSS PER SHARE                           ($0.33)       ($0.91)        ($0.05)       ($0.43)
                                            ========      ========       ========      ========

Weighted average shares outstanding           5,539         5,539          5,539         5,539
                                            ========      ========       ========      ========


See notes to consolidated financial statements.

                                     ACTION INDUSTRIES, INC. AND SUBSIDIAIRIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                                     UNAUDITED

                                       (In thousands except share amounts)
                                                 Nine Months Ended March 31, 1997 and March 31, 1996
                                   --------------------------------------------------------------------------------
                                                          Capital    Retained
                                       Common Stock      In Excess   Earnings       Treasury Stock
                                     Shares     Amount    of Par     (Deficit)    Shares       Amount       Total
                                     ------     ------   ---------   ---------    ------       ------       -----

BALANCE - JUNE 24, 1995             7,187,428    $719     $25,498     ($1,515)   1,647,970    ($11,574)    $13,128

  Net Loss                              -          -         -         (5,038)       -            -         (5,038)
                                   --------------------------------------------------------------------------------
BALANCE - MARCH 31, 1996            7,187,428    $719     $25,498     ($6,553)   1,647,970    ($11,574)     $8,090
                                   ================================================================================

BALANCE - JUNE 30, 1996             7,187,428    $719     $25,498    ($14,414)   1,647,970    ($11,574)       $229

  Net Loss                              -          -         -         (1,827)       -            -         (1,827)
                                   --------------------------------------------------------------------------------
BALANCE - MARCH 31, 1997            7,187,428    $719     $25,498    ($16,241)   1,647,970    ($11,574)    ($1,598)
                                   ================================================================================


See notes to consolidated financial statements.

                     ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     UNAUDITED

                                   (In thousands)
                                                            Nine Months Ended
                                                         ------------------------
                                                          March           March
                                                         31, 1997        31, 1996
                                                         --------        --------
OPERATING ACTIVITIES:

Net loss                                                 ($1,827)        ($5,038)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                              240             678
  Changes in operating assets and liabilities:
     Trade accounts receivable                             1,832           5,468
      Inventories                                          3,928           8,551
      Other current assets                                   253             (32)
      Accounts payable and accrued expenses               (1,427)         (2,220)
                                                          -------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,999           7,407
                                                          =======         =======

INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment             -               (220)
   Payments received on notes receivable                     306            -
                                                          -------         -------
NET CASH USED IN INVESTMENT ACTIVITIES                       306            (220)
                                                          =======         =======

FINANCING ACTIVITIES:

   Notes and acceptances payable                          (3,039)         (6,825)
   Payment  of deferred compensation                         (95)           (384)
   Principal payments on long-term obligations              -               (726)
   Other, net                                                162             240
                                                          -------         -------
NET CASH USED IN FINANCING ACTIVITIES                     (2,972)         (7,695)
                                                          =======         =======

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             333            (508)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              78             567
                                                          -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $411             $59
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

C. In October 1996 the Company entered into an agreement to sell its inventory and related intellectual property associated with its Replenishment (Powerhouse) business and Promotional business. The Powerhouse-related assets were sold on October 18, 1996. The Promotional-related assets were sold on February 12, 1997 pursuant to a foreclosure sale by Foothill Capital Corporation ("Foothill"), the Company's secured lender. The assets sold represented substantially all of the operating assets employed in the Company's business. Trade accounts receivable were retained, as were non-operating notes and other receivables from prior sales of the Company's headquarters facility and certain business units. The Company also retained its substantial income tax net operating loss carryforwards.

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

   The accompanying financial statements include the historical results of operations of the Company's Promotional and Replenishment businesses. Valuation adjustments were made as of June 30, 1996 to the historical cost basis of the Company's inventories and property and equipment impacted by the sale of the Company's current operations, to value these assets at estimated net realizable value, and to reflect the abandonment or sale of certain fixed assets no longer used to support operations. The net value realized by the Company in the sale of its inventories and the sale and abandonment of substantially all of its property and equipment approximated the net book value of these assets at the time of sale.

D. In April 1997 the Company announced that it had signed a letter of intent to acquire General Vision Services, Inc. ("GVS"), a direct and third-party provider of retail vision services primarily in the New York City metropolitan area, as well as elsewhere in New York and surrounding states, and in Florida. GVS operates from 104 locations, including 23 owned locations. GVS also provides retail hearing management services.

   The terms of the merger call for the Company to issue approximately 3,700,000 shares of its Common Stock and approximately 4,000,000 shares of a new Class B Redeemable
   Preferred Stock with a par value of $1 per share, in exchange for 100% of the capital stock of GVS.

   The proposed merger is subject to a number of closing conditions, including the consummation of a proposed private placement financing transaction. The gross proceeds of the financing are expected to range between a best efforts minimum of $2,000,000 and a maximum of $3,300,000. An amount ranging from $1,200,000 at the minimum to $2,000,000 at the maximum will be loaned to GVS prior to the consummation of the proposed merger. The Company is currently considering increasing the maximum to $4,000,000. If such increase is authorized, substantially all of the increase in the net proceeds will be added to the loan to GVS. The securities to be issued in the proposed private financing transaction will not be registered with the Securities Exchange Commission and may not be offered or sold in the United States without registration or an applicable exemption from registration. The proposed merger is also subject to the execution of a definitive merger agreement and to the approval of the current shareholders of both the Company and GVS. The process of obtaining such approval is expected to take 120 days or more.

   The American Stock Exchange ("AMEX") halted trading in the Company's Common Stock on October 21, 1996. The AMEX has determined to delist the Company's Common Stock, but has granted a brief period for the Company to effect an acquisition to satisfy the criteria for AMEX listing. The proposed merger with GVS may or may not result in the Company qualifying for AMEX listing. There can be no assurance that the listing will be maintained.

E. The results of operations for the third fiscal quarter and nine month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. As a result of the asset sales described above, the Company does not currently have an operating business or source of revenue.

F. Inventories consisted primarily of merchandise held for resale. Inventories were valued at the lower of first-in, first-out
   (FIFO) cost or market. All inventories were sold or otherwise disposed of in connection with the asset sales described above.

G. The Company had a credit agreement which provided for up to $10
   million in committed credit lines through June 30, 1997.   In
   connection with the foreclosure sale by Foothill, the credit agreement was terminated as of February 12, 1997. Availability under the credit line was limited by the level of eligible accounts receivable and inventories. Interest was payable at 3.5% over the prime rate of interest.

   The Company did not meet the requirements under the restrictive covenants of the credit agreement as of December 31, 1996, and was not able to meet these covenants subsequently. The lender's remedies under such a default included the right to demand repayment of the outstanding loan and interest due.

H. No income tax benefits were provided on the losses incurred in the nine month periods ended March 31, 1997 and March 31, 1996 because realization of such benefits is not reasonably assured.

   Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in the future are approximately $48 million, including losses for financial reporting purposes which have not yet been reported for income tax reporting purposes.


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

The Company's Promotional-related assets were to be sold to Mazel upon satisfaction of various conditions, including shareholder approval. Unanticipated delays in satisfying those conditions of closing resulted in the delay of the sale of the Promotional assets. The Company expected the process of obtaining shareholder approval to be completed in December 1996 or early January 1997. The Company was not able to obtain timely approval to distribute the proxy statement to solicit such shareholder approval. The sale of the Promotional-related assets was delayed beyond the time provided for in the Company's agreement with Mazel, and beyond the time expected by Foothill. Foothill exercised its rights and remedies under the Amended and Restated Loan and Security Agreement with the Company, and sold the Promotional-related assets to Mazel in a private foreclosure sale on February 12, 1997.

The proceeds of the sale to Mazel were $1.6 million, including $400,000 related to the sale of the Powerhouse assets in October, and $1.2 million related to the foreclosure sale of the Promotional
assets in February 1997.   This resulted in a loss to the Company
of $900,000, representing the difference between the proceeds and the net book value of the assets sold. The loss was previously recorded in the Company's year-end financial statements as of June
30, 1996.   Proceeds were used to repay in its entirety the debt
owed to Foothill under the Company's credit agreement, and transaction related costs.

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

Acquisition of Operating Business. After signing the letter of intent with Mazel, the Company continued to actively explore other strategic options available to it, including business combinations with other operating businesses in order to continue as an operating concern and preserve all or a portion of its income tax net operating loss carryforwards. The Company received indications of interest from various third parties for a business combination of this type, and engaged in specific discussions relating to such a transaction with these interested parties. Such discussions led to the signing of a nonbinding letter of intent to acquire General Vision Services, Inc. ("GVS"), a direct and third-party provider of retail vision services. GVS operates primarily in the New York City metropolitan area, as well as elsewhere in New York and surrounding states, and in Florida. GVS operates from 104 locations, including 23 owned locations. GVS also provides retail hearing management services.

The terms of the merger call for the Company to issue approximately 3,700,000 shares of its Common Stock and approximately 4,000,000 shares of a new Class B Redeemable Preferred Stock with a par value of $1 per share, in exchange for 100% of the capital stock of GVS. The shares to be issued by the Company would result in the current shareholders of GVS owning a 40% equity interest in the Company after the proposed merger, and the pre-merger Action Industries, Inc. shareholders retaining 60%, prior to the further dilution, if any, which may result from the private financing discussed below and incentive stock options to be granted to key employees of GVS based upon future operating performance.

The Company currently has a federal income tax net operating loss carryforward ("NOL") of approximately $48 million, which can be used to offset future taxable income, if any. There can be no assurance that the NOL will be preserved if the proposed merger with GVS is consummated, nor that the NOL can be utilized in part or in full.
If fully utilized to offset future taxable income of the Company after the proposed merger, however, the NOL could offset future federal income taxes in excess of $15 million, based on current rates.

The proposed merger is subject to a number of closing conditions, including the consummation of a proposed private placement financing transaction, the maximum gross proceeds of which are expected to be approximately $3,300,000. After transaction costs estimated to be approximately $440,000, $2,000,000 of the proceeds will be loaned to GVS prior to the consummation of the proposed merger. The Company is currently considering increasing the maximum to $4,000,000. If such increase is authorized, substantially all of the increase in the net proceeds will be added to the loan to GVS. The remainder of the proceeds will be utilized to pay outstanding liabilities and for ongoing expenses. The securities to be issued in the proposed private financing transaction will not be registered with the Securities Exchange Commission and may not be offered or sold in the United States without registration or an applicable exemption from registration. The proposed merger is also subject to the execution of a definitive merger agreement and to the approval of the current shareholders of both the Company and GVS. The process of obtaining such approval is expected to take 120 days or more. The letter of intent was originally subject to the retention of the Company's American Stock Exchange listing, however, that condition has been waived.

The American Stock Exchange ("AMEX") halted trading in the Company's Common Stock on October 21, 1996. The AMEX has determined to delist the Company's Common Stock, but has granted a brief period for the Company to effect an acquisition to satisfy the criteria for AMEX listing. The proposed merger with GVS may or may not result in Action qualifying for AMEX listing. There can be no assurance that the listing will be maintained.

In connection with the foreclosure sale by Foothill, the Company's working capital credit agreement was terminated on February 12, 1997. The ability of the Company to repay its existing obligations and to continue in existence until the merger discussed in the preceding paragraphs can be consummated, is dependent on the realization of the remaining assets and the proceeds of the private placement financing, as well as the ability to coordinate the timing of payment of the obligations with cash receipts.

The events which have led to the decision to sell the current operations are described in the following paragraphs.

Organization and Business. The organization and business of Action Industries, Inc. and its Subsidiaries (collectively, the "Company") have undergone significant changes beginning in fiscal 1990 and continuing through fiscal 1996 and into fiscal 1997 in connection with a major restructuring effort and the Company's response to declining sales.

The Company experienced declining sales in its traditional promotional business each year since 1989. Net sales were $134.2 million in 1989, had declined to $84.1 million by 1992, and had declined further to $30.2 by 1996. The Company implemented a restructuring plan in 1990 including various activities intended to return the Company to sales growth or stability and profitability. The Company focused on its core business and sold or eliminated those noncore business units and assets which were not profitable or were not consistent with those objectives.
Almost continuous downsizing efforts were made over the years since 1990 to reduce merchandise inventories and the Company's reliance on working capital borrowings, and to reduce personnel and other operating costs in order to compensate for the decline in sales. The strategy also encompassed reduction of low margin business, including reduction of guaranteed sale business, which contributed to the decline in sales. While progress was made initially and at other times over the years, the Company was not able to make sufficient progress overall to improve or even maintain its position in the retail marketplace.

The historical decline in sales was the result of many factors, including a changing retail marketplace, the increasing complexity of the promotional business itself, and strategic decisions to exit or downsize unprofitable, higher risk product lines.

During fiscal 1996 continued declining sales and increasing operating losses resulted in the Company aggressively accelerating its inventory reduction plan, further downsizing its operating infrastructure, and the assessment that significant improvements in sales and profitability were necessary in order to provide sufficient liquidity to continue to operate the business.

In response to this assessment, the Company engaged Parker/Hunter, an investment banking firm to assist in identifying, analyzing and pursuing possible strategic alternatives for potential business combinations involving substantially all of the business, all of its operating assets or the capital stock of the Company.

Working with its advisors, the Company was unable to attract a source of additional debt and/or equity capital. A credible forecast showing improved future operating results could not be developed, given the Company's sales and profitability prospects. Upon this determination that there was little or no possibility of raising the additional capital necessary to finance a turnaround or further restructuring of the business, a comprehensive search for purchase and/or merger candidates interested in the Company's common stock, all of its assets, or its business in its entirety was undertaken. This was also unsuccessful for the same reasons. Parker/Hunter located the opportunity to sell the Company's inventory and intangible assets related to the operation of the business to Mazel. The opportunity for the sale to Mazel was the only alternative to a liquidation of the business, and was considered preferable to a liquidation of the business in terms of the expected proceeds on the sale of the assets, and the ability to maximize the value of the realization of the other assets not involved in the sale.

These issues led to the Company's decision to sell the inventory and other assets of its Powerhouse (Replenishment) business and its Promotional business. Substantial doubt existed as to the ability of the Company to continue to exist as a going concern, unless a business combination which would provide additional capital could be accomplished on a timely basis.

In fiscal 1997 the decline in sales continued, principally due to the Company's plan to sell its Powerhouse and Promotional businesses, and the inability to purchase additional merchandise for sale as a result of the Company's constrained capital resources. Net sales decreased $19.1 million (78%) in the nine month period ended March 31, 1997, as compared to the prior year.

In fiscal year 1996 the Company agreed in principle to terminate the lease on its headquarters office/warehouse facility (where it had been the sole tenant) and to enter into a new lease as a tenant for significantly reduced space in this facility in the form of office space only. The Company operated its business exclusively from public warehouses beginning in February of 1996. A new operating lease arrangement for the facility was signed in October 1996. The new lease eliminated the Company's substantial commitment under the prior arrangement (annual rent of $1.9 million), which materially reduced (but did not eliminate) the Company's current and future occupancy costs. The new lease requires minimum annual rental payments of $100,000 for the five year period beginning in March of 1997.

The Company and its landlord are actively seeking prospective tenants to relieve the Company of some or all of its obligations under the current lease. The note receivable discussed below accrues interest beginning in March of 1999, at which time the Company will receive annual interest of $138,000, which may be offset against the rental obligation. In addition, the new lease arrangements are expected to provide the Company's landlord in the facility with the ability to refinance or resell the property in the future, such that the Company could realize some or all of the $2.3 million reduced principal portion of what was originally a $3.5 million note receivable due to the Company from its sale/leaseback of the facility in 1991. The note has been recorded in the financial statements along with a valuation allowance of $2.3 million, resulting in a net recoverable amount of zero. This is because the note does not bear interest until 1999 and the Company's ability to realize some or all of the value of the note is dependent on whether or not the landlord can sell or refinance the property in sufficient amount to satisfy the first mortgage on the property, which has priority over the Company's note receivable. The Company expects to be able to negotiate the utilization of part or all of its interest in the zero net book value note receivable in settlement of certain of its balance sheet liabilities.


LIQUIDITY AND CAPITAL RESOURCES

The major sources of cash during the first nine months of the 1997 fiscal year were the sale of remaining inventories, including the sale to Mazel, and collections on accounts receivable. Operating losses and repayment of notes payable and other current obligations were the primary uses of cash. Working capital at March 31, 1997 was a deficit of $778,000, decreased from positive working capital of $436,000 at June 30, 1996, largely related to the lower level of sales in the current year and operating losses. The Company will be required to continue to manage the timing of payment of its obligations to deal with this impaired liquidity.

Cash and cash equivalents were $411,000 at March 31, 1997 as compared to $78,000 at June 30, 1996 and $59,000 at March 31, 1996.
Cash balances fluctuate daily to meet operating requirements and as a result of the timing of receipts and disbursements.

Accounts receivable of $937,000 at March 31, 1997 decreased from $2.8 million at June 30, 1996 and $4.4 million at March 31, 1996 as a result of decreased sales in the current fiscal year to date, in part the result of the completion of the sale of the operating business in February, 1997.

Remaining Promotional inventories were sold in the foreclosure sale to Mazel in February of 1997. Inventories on hand had been $1.1 million at December 31, 1996, decreased from $3.9 million at June 30, 1996 as a result of minimal purchasing related to the Company's capital constraints and the sale of the Powerhouse inventories to Mazel. Inventories decreased from $9.6 million at March 31, 1996 due to the Company's aggressive inventory reduction efforts in light of its capital constraints, and inventory adjustments and writeoffs related to the sale of the inventories and the sale of the Company's operating business.

Aggregate borrowings (long-term debt and notes payable) decreased from $10.5 million at March 31, 1996 to $3.2 million at June 30, 1996 and $115,000 at March 31, 1997. This was the result of the elimination of the sale/leaseback obligation upon finalizing the negotiations of the new lease, and the payoff of the Company's short-term borrowings under its credit agreement in connection with the February 12, 1997 foreclosure sale of inventories by Foothill. Borrowings were repaid with cash generated from the sale of inventories and collection of receivables, net of cash used to fund operating losses incurred.

In connection with the foreclosure sale by Foothill, the Company's credit agreement was terminated as of February 12, 1997. Interest had been payable at 3.5% over the prime rate of interest.

The Company did not meet the requirements under the restrictive covenants of the credit agreement as of December 31, 1996, and was not able to meet those covenants subsequently. The lender's remedies under such a default included the right to demand repayment of the outstanding loan and interest due.

As indicated above, the Company's working capital credit agreement was terminated in February, 1997. The ability of the Company to repay its existing obligations and to continue in existence until the merger discussed above can be consummated, is dependent on the realization of the remaining assets and the proceeds of the private placement financing, as well as the ability to coordinate the timing of payment of the obligations with cash receipts.

The Company suspended current payments under certain long-term severance arrangements with former employees in November 1996. The former employees have consented to the suspension of payments pending negotiations of settlement of the amounts due. The Company is negotiating the terms of these arrangements and certain other assets and liabilities in an effort to improve its impaired liquidity. Unless the proposed merger discussed above can be completed on a timely basis, it is unlikely that the Company's capital resources will be sufficient to meet its cash needs, in which case material adverse consequences may result.

The Company made no capital expenditures in the nine month period ended March 31, 1997. No capital expenditures are planned.


RESULTS OF OPERATIONS

Third Quarter Fiscal 1997 Compared with Third Quarter Fiscal 1996

Net Sales.  There were no sales during the third quarter ended
March 31, 1997 as a result of the sale of the operating business to Mazel. Net sales in the prior year third quarter ended March 31, 1996 were $5,455,000.

Following is a breakdown of net sales by type of program:

                                        NET SALES
                                   Third Quarter Ended
                               --------------------------
                                March             March             Increase
                               31, 1997          31, 1996          (Decrease)
                               --------          --------          ----------
Dollar Days                    $  -0-           $3,944,000        $(3,944,000)
Replenishment                     -0-            1,465,000         (1,465,000)
                               --------         ----------        ------------
Core Promotional Business         -0-            5,409,000         (5,409,000)

Gift and Other                    -0-               46,000            (46,000)
                               --------         ----------        ------------
                               $  -0-           $5,455,000        $(5,455,000)
                               ========         ==========        ============

Cost of Products Sold and Gross Profit Margins. Gross profit margins were 9.5% in the third quarter ended March 31, 1996. Margins decreased from the previous year principally due to higher than anticipated returns on prior period guaranteed sales. Also, the Company sold certain merchandise at reduced prices and experienced increased display costs per sales dollar due to a decrease in the value of merchandise included per display fixture.

Operating Expenses. Operating expenses decreased from $2,438,000 (45% of sales) in the fiscal 1996 third quarter to $561,000 in fiscal 1997. The decrease in costs was primarily the result of the sale of the operating business and the Company's continuing cost reduction efforts.

Interest Expense. The decrease of $349,000 (84%) was due to elimination of the sale/leaseback obligation and the February 1997 payoff of short-term borrowings at the termination of the Company's credit agreement.

Other Income (Expense), Net. Other income of $365,000 in the third quarter of fiscal 1997 included adjustments for improved accounts receivable collections of approximately $318,000 and other miscellaneous items. The prior year other expense amount of $29,000 was comprised of miscellaneous items.

Loss Before Income Taxes. The third quarter loss decreased from $2,365,000 in fiscal 1996 to $263,000 in fiscal 1997. The improvement of $2,102,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the losses in the third quarter of fiscal 1997 and 1996 because realization of such benefits cannot be reasonably assured. Net operating loss carryforwards available to offset future taxable income and thereby reduce future income taxes payable are approximately $48 million, including losses for financial reporting purposes which have not yet been reported for income tax reporting purposes.

Net Loss. The decrease of $2,102,000 reflects the combined effect of all of the above.


Nine Month Period of Fiscal 1997 Compared with Nine Month Period of
Fiscal 1996

Net Sales.   Aggregate net sales for the period of nine months
ended March 31, 1997 were $5,424,000, a decrease of $19,110,000
(78%) compared to $24,534,000 in the prior year.

The decline in sales is primarily the result of the sale of the Powerhouse business on October 18, 1996 and the Promotional business on February 12, 1997, and limitations on purchases of additional merchandise for sale in fiscal year 1997, as a result of the Company's constrained capital resources.

Following is a comparison of net sales by type of program:

                                        NET SALES
                                  Nine Month Period Ended
                                --------------------------
                                 March             March            Increase
                                31, 1997          31, 1996         (Decrease)
                                --------          --------         ----------
Dollar Days                    $3,150,000       $16,875,000      $(13,725,000)
Replenishment                   1,436,000         5,326,000        (3,890,000)
                               ----------       -----------      -------------
Core Promotional Business       4,586,000        22,201,000       (17,615,000)

Gift and Other                    838,000         2,333,000        (1,495,000)
                               ----------       -----------      -------------
                               $5,424,000       $24,534,000      $(19,110,000)
                               ==========       ===========      =============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) increased from 17% in fiscal 1996 to 33% in the current year. The increase was principally due to lower levels of guaranteed sales and returns on guaranteed sales in the nine month year to date period of fiscal 1997 and the sale in fiscal year 1997 of inventories which had been written down or written off as of June 30, 1996.

Operating Expenses. Operating expenses decreased from $7,836,000 (32% of sales) in the nine month period of fiscal 1996 to $4,006,000 (74% of sales) in the nine month period of fiscal 1997. The decrease in costs was primarily the result of the Company's continuing cost reduction efforts. The increase in costs as a percentage of net sales is due to the greater impact of fixed and indirect costs on the lower level of sales. These include legal and other corporate costs, as well as the cost of the Company's merchandising and distribution operations.

Interest Expense. The decrease of $1,168,000 (72%) was due to elimination of the sale/leaseback obligation and lower short-term borrowing levels, including the payoff of short-term borrowings at the termination of the Company's credit agreement, net of the impact of higher effective interest rates and other borrowing costs in the current year.

Other Income (Expense), Net. Other income of $855,000 in the first nine months of fiscal 1997 included recovery of sales and use taxes paid in prior years ($671,000, including interest), adjustments for improved accounts receivable collections of approximately $318,000, and miscellaneous items, net of charges in connection with the settlement of an arbitration award to a former sales agent ($175,000). The prior year other income amount of $204,000 was comprised of miscellaneous items.

Loss Before Income Taxes. The loss for the nine month period ended in March decreased from $5,038,000 in fiscal 1996 to $1,827,000 in fiscal 1997. The improvement of $3,211,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the losses in the first nine months of fiscal 1997 and 1996 because realization of such benefits cannot be reasonably assured. Net operating loss carryforwards available to offset future taxable income and thereby reduce future income taxes payable are approximately $48 million, including losses for financial reporting purposes which have not yet been reported for income tax reporting purposes.

Net Loss. The decrease of $3,211,000 reflects the combined effect of all of the above.



PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


The following documents are filed as part of this report:


(a)  Exhibits:                                       Page


10.27     Acknowledgement of Default; Waiver;
          and Agreement                                22

10.28     Letter of Intent Re: Acquisition of
          General Vision Services, Inc.                24

10.29     Letter Agreement Re: Binding Effect of
          Letter of Intent Re: Acquisition of
          General Vision Services, Inc.                30

10.30     Letter Agreement Re: Modification to
          Letter of Intent Re: Acquisition of
          General Vision Services, Inc. to delete
          as a closing condition the retention by
          the Company of its listing with the
          American Stock Exchange.                     31


(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.


SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACTION INDUSTRIES, INC.
                                        (Registrant)



Date: May 12, 1997               T. RONALD CASPER
                                 ------------------------------

                                 T. Ronald Casper
                                 Acting President and
                                 Chief Executive Officer


Date: May 12, 1997               KENNETH L. CAMPBELL
                                 ------------------------------
                                 Kenneth L. Campbell
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                   Accounting Officer)