Form 10-K
period 1997-06-30
ACTION INDUSTRIES INC
filed 1997-09-29
CIK 2145

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

For the fiscal year ended June 30, 1997
________________________________________________________________

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

As of October 18, 1996, the last day of trading on the American
Stock Exchange, Registrant's common stock held by nonaffiliates was approximately $4,704,058.
________________________________________________________________

The number of shares of the Registrant's common stock outstanding at August 31, 1997 was 5,539,458.
________________________________________________________________


PART I

ITEM 1. BUSINESS


NOTE: References to a fiscal year in this Form 10-K are to Action Industries, Inc.'s fiscal year ending for the five most recent fiscal years on June 30, 1997, June 30, 1996, June 24, 1995, June 25, 1994,
and June 26, 1993.


GENERAL DEVELOPMENTS IN THE BUSINESS - FIVE YEARS ENDED JUNE 30, 1997

Until February, 1997, the principal business of Action Industries, Inc. and its Subsidiaries ("Action" or the "Company") was the sale of comprehensive promotional programs to retailers. These programs were designed to provide a broad range of products, programs, displays and services for retail stores. The principal product categories were housewares (kitchenware, cleaning aids, food storage), plastic products for the home, picture frames, toys, stationery, closet accessories, health and beauty aids and similar products.

In October, 1996 Action sold part of its business and operating assets to Mazel Stores, Inc. ("Mazel") and in February, 1997 Action's secured lender sold substantially all of the remaining operating assets to Mazel in a foreclosure sale.

Later in February, 1997 a nonbinding letter of intent was signed providing for Action to acquire General Vision Services, Inc. ("GVS"). A definitive merger agreement was signed in August, 1997, providing for Action to acquire all of the outstanding capital stock of GVS in exchange for approximately 35% of the currently outstanding common stock of Action, and $3,650,000 of a new Series A Preferred Stock.
The merger is subject to a number of conditions, including approval of the shareholders of both Action and GVS.

GVS offers a full range of vision care products and services at 21 retail stores in New York City. GVS sells prescription eyeglasses, contact lenses and related accessories. In addition, at each store GVS engages one or more licensed optometrists and opticians who perform eye examinations and assist in the selection and fitting of eyewear. GVS also operates a production laboratory which supplies its retail stores with eyewear. GVS markets its services principally to labor unions and managed care organizations ("MCO's"). Eligible members of the union or MCO receive an eye examination and a pair of prescription eyeglasses or contact lenses for a fixed price, which can range from $50 to $200. If the member desires to purchase eyewear which is more expensive than the eyewear covered by the plan, the member pays a surcharge. Currently GVS has non-exclusive agreements with approximately 525 unions and six MCO's representing in excess of
2.5 million members. Approximately 225,000 of these members are customers of GVS. GVS has agreements with 127 independent vision care providers, to whom it refers eligible members who live in areas in which GVS does not have a retail store. GVS also offers hearing services to its customers, consisting principally of providing hearing aid devices and hearing care programs. GVS has also commenced activities to provide administrative services and facilities to dental practices; however, such activities are in the preliminary stage and no significant revenue has been derived from such activities. GVS is a privately owned Delaware corporation organized in 1982.


Background and Reasons for the Merger.

Action historically was a supplier of promotional programs to the retail industry. Action's products have consisted of a broad range of consumer items such as housewares, cleaning items, toys, tools, picture frames, health and beauty aids, and the like. These products were marketed under programs that retailers used on either a periodic or on-going basis to generate increased store traffic and sales, and to reduce the need for in-store labor. Action's promotional programs consisted of high-value, low-priced merchandise assortments, specially designed displays, in-store point of sale advertising and targeted newspaper inserts. Action also provided retailers with an in-store replenishment program called Powerhouse, consisting of permanent promotional displays and merchandise that Action provided on an on-going basis.

Action's core promotional business consisted of two distinct business-marketing units designed to meet the needs of both its retail customers and the consumer. These two segments were the "Promotional Business", which concentrated on the development of innovative promotional programs designed to increase sales and profitability for the retail industry, and the "Powerhouse (Replenishment) Business", which focused on a "store within a store" concept using a combination of promotional programs, themed events, and other selected items.

The organization and business of Action underwent significant changes beginning in fiscal 1990 and continuing through fiscal 1996 and into 1997, in connection with a major restructuring effort and Action's response to declining sales.

Action experienced declining sales in its traditional Promotional business each year since 1989. Net sales were $134.2 million on 1989, had declined to $84.1 million by 1992, and had declined further to $30.2 million in 1996. See "Sales Comparison-Year to Year" below.

SALES COMPARISON - YEAR TO YEAR ($ in millions)
                                     Percentage	    Cumulative
     Fiscal Year	Net Sale      Decrease	     Decrease
     -----------        ---------    ----------      ----------
         1989            $134.2
         1990             130.6          2.7%            2.7%
         1991             100.9         22.7%           24.8%
         1992              84.1         16.7%           37.3%
         1993              76.7          8.8%           42.8%
         1994              60.0         21.8%           55.3%
         1995              45.1         24.8%           66.4%
         1996              30.2         33.0%           77.5%

Action's initial response to its declining sales was to implement a restructuring plan in 1990, including various activities intended to return Action to sales growth or stability and profitability. Action focused on its core Promotional business and sold or eliminated those noncore business units (including non-promotional merchandise item sales lines, plastics manufacturing and lamp assembly, and retail store operations) and assets which were not profitable or were incompatible with those objectives.

Almost continuous downsizing efforts were made over the years since 1990 to reduce merchandise inventories and Action's reliance on working capital borrowings, and to reduce personnel and other operating costs in order to compensate for the decline in sales. The strategy also encompassed reduction of low margin business, including reduction of guaranteed sale business, which contributed to the decline in sales. Guaranteed sale business was sold under terms where the customer retained the right to return goods which remained unsold at the close of the promotional period. While progress was made initially and at other times over the years, Action was unable to make sufficient progress overall to improve or even maintain its position in the retail marketplace.

In fiscal 1995 Action implemented plans to close its plastics manufacturing facility and to sell its lamp assembly business, consistent with the focus on the core business. Action's retail store in Holland, Michigan was closed in September 1995. These transactions were completed in August and September of 1995 respectively, and were recorded in the financial statements as of June 24, 1995.

In fiscal year 1996 the decline in sales continued. Action lost significant business with two of its largest customers, three significant customers went out of business, export business was lost due to unfavorable currency activity, and Action was not able to match the number of new stores added to the Powerhouse business in the prior year. See "Management's Discussion and Analysis - Fiscal 1997
Compared With Fiscal 1996".   In addition, Action agreed in principle
to terminate the lease on its headquarters office/warehouse facility (where it had been the sole tenant) and to enter into a new lease as a tenant for significantly reduced space in this facility (office space only). Action operated its business from public warehouses subsequent to February, 1996. A new operating lease arrangement was signed in October 1996. The new lease eliminated Action's substantial commitment under the prior arrangement, and materially reduced (but did not eliminate) its future occupancy costs. In addition the new arrangements are expected to provide Action's landlord in the facility with the ability to refinance or resell the property in the future such that Action could realize some or all of the $2.3 million reduced principal portion of what was originally a $3.5 million note receivable due from its sale/leaseback of the facility in 1991.

The historical decline in sales was the result of many factors, primarily a changing retail marketplace including diminished need among retailers for out-sourced promotional programs, the increased complexity of the promotional business in general, and strategic decisions to exit or downsize unprofitable, higher risk product lines. See "Management's Discussion and Analysis".

Despite the steps taken by Action to improve sales and profitability, sales continued to decline, and losses have been substantial since 1993. Action's net sales fell from $130.6 million in fiscal 1990 to $84.1 million in fiscal 1992 and $30.2 million in fiscal 1996. Action's cumulative losses have been substantial. See "Net Earnings
(Loss) by Year" below. The cumulative effect of these losses was to reduce shareholders' equity to $229,000 at June 30, 1996.

NET EARNINGS (LOSS) BY YEAR - ($ in millions)
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
                             =======

Action's liquidity was significantly impaired as a result of the decline in sales and the resulting operating losses. Action's credit agreement provided for secured loans on a revolving basis. At June 30, 1996 outstanding borrowings under the credit agreement had been $3.0 million. Action did not meet restrictive covenants in the credit agreement as of June 30, 1996, September 30, 1996 and December 31, 1996 related to minimum levels of net worth and working capital, current ratio, and the ratio of liabilities to tangible net worth. Availability under the line of credit was limited to $1 million during January of 1997, $500,000 during February of 1997, and was required to be paid off as of February 28, 1997.

During fiscal 1996 continued declining sales and increasing operating losses resulted in Action aggressively accelerating its inventory reduction plan, further downsizing its operating infrastructure, and the assessment that significant improvements in sales and profitability were necessary in order to provide sufficient liquidity to continue to operate the business. See "Management's Discussion and Analysis".

In response to this assessment, on March 7, 1996 the Board of Directors of Action engaged Parker/Hunter Incorporated ("Parker/Hunter"), an investment banking firm, to assist it in identifying, analyzing and pursuing possible strategic alternatives for raising additional capital or potential business combinations involving substantially all of the business, or all of its operating assets or capital stock of Action.

Working with its advisors, Action was unable to attract a source of additional debt and/or equity capital to finance a turnaround or further restructuring activity. A credible forecast showing improved future operating results could not be developed in light of Action's sales and profitability prospects.

Action's Board of Directors and Parker/Hunter understood that the ability to raise additional capital was dependent on the ability of Action to demonstrate that it could stabilize or grow sales and attain profitable operating results. Parker/Hunter discussed the issue of raising additional equity capital with several possible capital providers and was unable to develop interest without the ability to project a successful turnaround.

Upon determining that there was little or no possibility of raising the additional capital necessary to finance a turnaround or further restructuring of the business, a comprehensive search for purchase and/or merger candidates interested in Action's common stock, all of its assets, or its business in its entirety was undertaken. The alternative of selling or merging Action in its entirety was pursued for several months without success. The Board of Directors concluded in July, 1996 that this strategic alternative was not viable.

Upon its engagement by the Board of Directors, Parker/Hunter began the development of a list of possible merger candidates from a variety of sources available to it, including Action's knowledge base of competitors, vendors, customers and other parties with which Action had done business. The primary objective was to identify candidates interested in acquiring Action's outstanding stock or all of its operations or assets, with the intent of continuing its operating business in some form.

As the search progressed, it became clear to Parker/Hunter and to Action, that the candidates interested in the operating business were limited, and that it did not appear likely that the operating business and the corporation itself could be merged with the same candidate. The candidates interested in the operating business were not interested in acquiring Action's remaining assets and liabilities, including the tax loss carryforwards, and those interested in the tax loss carryforwards were not interested in the operating business.
This process was conducted over the period from approximately April 30, 1996 until an agreement in substance was reached with Mazel Stores, Inc. On August 30, 1996.

Sale of Operating Assets to Mazel Stores, Inc. Action sold its inventory and related intellectual property associated with its Replenishment (Powerhouse) and Promotional businesses in October, 1996 and February, 1997 respectively. The Promotional assets and business were sold in conjunction with a foreclosure by Foothill
Capital ("Foothill"), Action's secured lender.   The transaction
resulted in the sale of substantially all of the operating assets then employed in Action's business.

Action received approximately $386,000 in October, 1996 when the Powerhouse inventories and intellectual property were sold to Mazel. The sale of the Promotional business, comprised of the remainder of the merchandise inventories and trademarks, customer lists, and other intellectual property was determined to be a sale of substantially all of the assets of the business requiring shareholder approval. The Promotional-related assets were to be sold to Mazel upon satisfaction of various conditions, including shareholder approval of the sale. Unanticipated delays in satisfying the conditions of the closing resulted in the delay of the sale of the Promotional assets. Action expected the process of obtaining shareholder approval to be completed in December 1996 or early January 1997. Action was unable to obtain timely approval to distribute the proxy statement to solicit such shareholder approval. The sale of the Promotional-related assets was delayed beyond the time provided for in Action's agreement with Mazel, and beyond the time expected by Foothill. Foothill exercised its rights and remedies under the Amended and Restated Loan and Security Agreement with Action, and sold the Promotional-related assets to Mazel in a private foreclosure sale on February 12, 1997.

Foothill retained substantially all of the proceeds to pay the outstanding balance under Action's credit agreement and the outstanding amounts due to Action's warehouser who stored the inventories.

The inventories were sold to Mazel at a price of 63.3% of Action's cost. Action's intellectual property associated with its Promotional programs, consisting primarily of trade marks and trade names, was sold for an aggregate price of $100,000. Powerhouse inventories of approximately $570,000 at original cost were sold to Mazel on October 18, 1996 for $362,000. Those trade marks related exclusively to the Powerhouse business and licenses to use the remainder of the intellectual property to be sold at a later date with the Promotional assets, resulted in an additional $25,000 proceeds for Action in October. Promotional inventories of approximately $1.7 million remaining on hand were sold to Mazel on February 12, 1997 for $1.1 million, as well as the remainder of Action's trademarks and trade names for $75,000. The book value of the inventories approximated the sale price. In its financial statements as of June 30, 1996, Action had written down the book value of the estimated amount of its inventories to be sold to Mazel to the lower of cost or market value.
 Action continued to sell inventory to its customers for its own account prior to the time of the sales to Mazel.

These factors resulted in proceeds from the sale to Mazel and from interim operations which were sufficiently greater than the estimated proceeds of a liquidation to cover and exceed the additional operating costs related to carrying on business while completing the sale. The extended period of operating for its own account also provided Action the opportunity to continue collecting it receivables, sell additional tangible assets, resolve its headquarters warehouse lease, pursue a business combination relative to Action's activities after the sale of assets to Mazel, and complete other activities while operating. This was considered favorable to a liquidation, in terms of the ability to optimize the net proceeds of these activities.

The assets sold to Mazel by Action and Foothill represented substantially all of the operating assets employed in Action's business. Trade accounts receivable were retained, as were non-operating notes receivable and rights to future payments from prior sales of Action's headquarters facility and certain business units. Action also retained its substantial federal income tax net operating loss carryforwards.

Acquisition of General Vision Services, Inc. After signing the letter of intent with Mazel, Action continued to actively explore other strategic options available to it, including business combinations with other operating businesses. Examples of types of business combinations Action has explored include the purchase by Action of operating assets from a third party in consideration of the issuance by Action of shares of its capital stock and/or indebtedness in a manner that would attempt to preserve Action's ability to utilize its federal income tax net operating loss carryforwards. Action had received indications of interest from third parties for a business combination of this type, and engaged in specific discussions related to such a transaction with these interested parties. Meaningful discussions were held with at least six potential candidates with varying levels of interest. Such discussions led to the signing of a letter of intent to acquire General Vision Services, Inc. ("GVS"), a direct and third-party provider of retail vision services.

Through the contacts of Mr. Barry W. Blank, a shareholder of Action, GVS was identified as an interested party. Parker/Hunter was not involved in this contact, nor in the subsequent discussions and negotiations. GVS operates primarily in the New York City metropolitan area, as well as elsewhere in New York and surrounding states, and in Florida. GVS operates 148 locations, including 21 owned locations. GVS also provides retail hearing care services.

A series of meetings were held in January and February 1997, resulting in the signing of the letter of intent on February 27, 1997. The letter of intent was conditional on a number of matters, including the requirement that Action continue to retain its American Stock Exchange ("AMEX") listing. This condition was eliminated on March 28, 1997. The letter of intent was also conditional on Action raising a minimum of $2,000,000 through a private placement financing. On June 13, 1997, Action issued and sold $2,000,000 of units relative to such financing, in connection with its initial closing of the Private Placement. On July 16, 1997 Action issued and sold $775,000 of units, and on August 19, 1997 Action issued and sold $925,000 of units in the final closing, for a total of $3,700,000 in capital raised. A unit consists of a Convertible Note in the principal amount of $50,000 and a related warrant to purchase an aggregate of 25,000 shares of Action Common Stock. The Convertible Notes bear interest at an annual rate of 10%, and are subject to mandatory conversion into a new Series A Preferred Stock of Action with a dividend rate of 10%, upon consummation of the merger with GVS. The proceeds of the sale of units, net of costs, were approximately $3,226,000 in total, $2,352,000 of which was loaned to GVS by Action, representing the net proceeds from the sale of approximately $2,698,000 of the units. The loan from Action to GVS was also a condition of the letter of intent. If the merger is not consummated, the Convertible Notes provide for Action to transfer to GVS the liability for that portion of the Convertible Notes related to the Action loan to GVS.

A definitive merger agreement was executed by GVS and Action on August 10, 1997. Under the terms of the merger, GVS will be merged into Action and Action will continue as the surviving corporation. All of the issued and outstanding common stock of GVS will be exchanged for 3,040,000 shares of Action Common Stock and 3,650,000 of a new Series B Preferred Stock. All of Action's issued and outstanding shares of Common Stock will remain issued and outstanding.

Consummation of the merger at the closing is subject to the approval of the shareholders of both Action and GVS. In addition the obligation of Action to consummate the merger is subject GVS maintaining its financial condition at or improved from its financial condition as of November 30, 1996, satisfactory arrangements by GVS for the payment of premiums for directors and officers insurance and no more than 10% of the holders of GVS common stock having exercised statutory appraisal rights. The obligation of GVS to consummate the merger is subject to Action maintaining a level of net worth of no worse than negative $800,000 after Action's share of the proceeds of the private placement financing is converted to preferred stock, resolution of long-term compensation arrangements with former employees of Action, no change in the ownership of Action's capital stock by persons who own 5% or more of the outstanding common stock and no more than 10% of the holders of Action common stock having exercised statutory appraisal rights.


DESCRIPTION OF BUSINESS AND MARKETING SEGMENT

Action is the successor to a business which was founded in 1917 and incorporated in 1946. In 1969 Action first sold its common stock in the public market. For more than thirty years Action's principal business was the sale of comprehensive promotional programs to retailers, including programs marketed under the DOLLAR-AMAr trademark and others. More recently, the Action introduced ACTION EXPRESSr and POWER PALLETO and other similar programs designed to provide a broad range of value-oriented products, programs, displays and services to meet the traditional promotional objectives of the retailer and reduce the need for in-store labor. Action's focus was on its core promotional business consisting of two distinct business-marketing units designed to meet the needs of both its retail customers and the consumer as follows:

1.	Promotional Business,  concentrating on the development of
innovative promotional programs designed to increase sales and profitability for the retail industry.

2.	Replenishment (Powerhouse), focused on a "store within a
store" concept using a combination of promotional programs, themed events, and other selected items.

The sale of the Action's lamp assembly business in September of 1995 substantially eliminated the Specialty Products business, which had been Action's "Item" business, wherein proprietary branded lines of merchandise were sold independent of any promotional programs.

The principal product categories sold by Action have been housewares (kitchenware, cleaning aids, food storage), plastic products for the home, picture frames, toys, stationery, closet accessories, health and beauty aids and similar products.

In fiscal 1997 one of Action's customers, the Army Air Force Exchange Service, accounted for 12.6% of consolidated net sales. In fiscal 1996 one of Action's customers, American Stores, accounted for 18.2% of consolidated net sales as a result of the merger of what had been two separate customers, American Stores, which individually accounted for 9.0%, and Lucky Stores, which accounted for 9.2% of consolidated net sales. In fiscal 1995 American Stores accounted for 11.6% of consolidated net sales. The nature of Action's business has been such that several large customers have been significant to its business in any given year. In fiscal 1996 Action sold in excess of $1 million to each of six customers who, in the aggregate, accounted for 42% of consolidated net sales. In fiscal 1995 Action sold in excess of $1 million to each of 11 customers who, in the aggregate, accounted for 48% of consolidated net sales. The loss of large customers has had an adverse effect on Action.

In its promotional retail marketing programs (DOLLAR-AMA [trademark], deep discount Gift promotions, ACTION EXPRESS [trademark] and others), Action sold selected assortments of its products to retailing chains in various trading areas at different times throughout the year, and generally furnished promotional advertising and display materials, sometimes including related newspaper circulars and inserts for advertising the merchandise.

Action sold these assortments of merchandise to its customers at fixed percentage discounts from the retail prices at which the merchandise was advertised for sale to the consumer, resulting in uniform overall profitability to Action's customers. The overall profitability to Action of the promotional programs was based upon the aggregate costs of the various items included in the assortments. Items were added to or discontinued in the assortments from time to time, based upon customer demand, retail sell-through and overall profitability to Action.

Promotional programs have been the principal marketing vehicle for Action's products. Promotional programs, which enhance sales volume and store traffic as compared to the results which might be attained independent of such programs, were Action's primary area of expertise. The items in Actions merchandise line were marketable independent of its promotional programs.

Action's Gift program business was seasonal to the Christmas selling season. In recent years including fiscal 1996, approximately 50% to 70% of the Action's annual Gift volume was sold in the second quarter (October, November and December). As a result, commitments to purchase Gift inventories were made early, in advance of the selling season, and inventory levels were more difficult to adjust as sales volume fluctuated. In addition, as the mix of Action's customer base changed in recent years to major drug store and grocery store chains, the demand for guaranteed sales increased. In 1993 and 1994 approximately 50% of the Gift program was sold under guaranteed sales terms. Significant execution problems and excessive returns in 1993 resulted in planned reduction of the Gift business in 1994. While the problems of 1993 were overcome in 1994, the Gift program still did not meet Action's expectations and, as a result, a significantly reduced Gift program was offered principally on a non-guaranteed basis in fiscal 1995 and 1996. This contributed to the decrease in sales in those years.


PRODUCTS

The products sold by Action consisted of imported products, Action-manufactured products, and products purchased from other United States manufacturers and suppliers.

The breakdown of consolidated net sales by source is as follows:

                                             Fiscal Year
                                  ---------------------------------
                                  1997      	 1996          1995
                                  ----           ----          ----
Imported Products                  75%            82%           72%
Action-manufactured Products        2%             7%           15%
Domestic Products                  23%            11%           13%
                                  ----           ----          ----
                                  100%           100%          100%
                                  ====           ====          ====

Imported Products

Imported products consisted of approximately 600 to 800 items. Most of these items were manufactured and packaged to Action's specifications under Action's brand names. Imported products were purchased from various manufacturers in over twenty countries, primarily in the Far East and Europe.

The importing activities have been subject to the effects of inflation and fluctuations in the value of the U.S. dollar in relation to other currencies, as well as various other economic and political risks. It has been the Action's practice to purchase in U.S. dollars wherever possible, and to evaluate these risks, as well as the cost and availability of merchandise from all of its product sources, and to change suppliers and countries of origin as necessary to meet its purchasing objectives. While Action considered its recent sources of supply adequate for its operations and was generally successful at developing alternative sources of supply, there were never any assurances that suitable merchandise from foreign countries would continue to be available at satisfactory U.S. dollar prices.

Company-manufactured Plastics

Until August of 1995 Action manufactured in its own plant (located at its headquarters facility) more than 100 plastic housewares items, such as wastebaskets, laundry baskets, pails, food storage containers, tumblers, storage bins, and the like. As a result of declining sales volume and a decreasing proportionate use of plastics in its remaining business, Action closed its manufacturing facility in August of 1995, and made arrangements to meet its needs for plastic products through outside purchases from both domestic and import sources.


Products Purchased from Other United States Manufacturers and
Suppliers

Domestically manufactured products purchased from others consisted of approximately 100 items sold in the Action's promotional programs. As with its imported products, while Action considered its recent sources of supply adequate for its operations, there were never any assurances that suitable merchandise from domestic manufacturers would continue to be available at satisfactory prices.


COMPETITION

The business of importing and marketing the categories of merchandise sold by Action is highly competitive. While Action experienced some competition from certain importers in terms of "direct import" promotional programs, no competitor was known to provide the breadth of program selection and services which Action provided. Action however, has experienced competition from a large number of firms, many of which have greater financial resources, including large manufacturers selling branded promotional items, the retailers' own internally developed promotional programs, wholesalers and importers.

Action's promotional programs, including Replenishment, have been its principal method of competing with other suppliers of like merchandise to retail chains. Action endeavored to provide a broad range of value-oriented products and programs, as well as merchandising, point-of-sale displays and other promotional support materials and services, in a unique fashion, responsive to the retailers' needs. The success of the promotional programs was dependent on achievement of the goal of increasing sales and enhancing gross margin contribution in the stores of Action's customers.

Action's principal competition in providing these programs often came from its own customers, most of whom have the capabilities to conduct promotional programs internally. Building in-store sales and traffic and providing the retailer with comprehensive, turnkey programs (including promotional merchandise with consistent, reasonable profit margins for the retailer) were Action's basis for competition with the internally created promotions of its customers.


SEASONALITY

Fluctuations in sales of the Action's DOLLAR-AMA [trademark] and similar promotions from quarter to quarter reflected the cumulative result of individual decisions made by various customers with regard to the timing and placement of orders. Sales of Action's Gift programs were seasonally highest in the second fiscal quarter. The December quarter accounted for approximately 50% to 70% of the annual volume for Gift sales in recent years.


TRADEMARKS HELD, AND LICENSES AND FRANCHISES GRANTED

Action's trademarks - DOLLAR-AMA [trademark], DOLLAR POWER [trademark] and others - (all of which were sold to Mazel) are recognized by consumers throughout the United States, and represent the basic concepts under which Action's promotional programs were sold.
Trademarks were considered an integral part of the ability to market promotional programs.


EMPLOYEES

At August 31, 1997 the Company employed three full-time and two part-time regular employees. At August 31, 1996 it employed 59 regular employees and one temporary employee. The decrease is due to the sale of the operating businesses.


ITEM 2. PROPERTIES

Action occupies its corporate headquarters, consisting of 58,000 square feet of leased office space in a 580,000 square foot building on a 43-acre tract of land in Harmar Township, Pennsylvania (near Pittsburgh). The space is leased from Allegheny Capital Growth Limited Partnership. During the third quarter of fiscal 1996, Action moved all of its inventory and distribution activities from this location to lower cost public warehouse facilities. The public warehouse facilities were vacated at the time the Promotional inventories were sold to Mazel Stores, Inc. in February of 1997. In October 1996 Action finalized the negotiation of and signed a new lease wherein Action was relieved of the lease on 522,000 square feet of warehouse space in the headquarters facility.


ITEM 3. LEGAL PROCEEDINGS

An action was filed against Action and approximately 50 other defendants on August 16, 1994 by the Official Committee of Unsecured Creditors of Phar-Mor, Inc. in the United States Bankruptcy Court, Northern District of Ohio. The case was subsequently transferred to the United States District Court for the Western District of Pennsylvania. The Official Committee sought the recovery of approximately $75 million (about $2.6 million in the case of Action) paid to the defendants for Phar-Mor shares tendered by them in a July 1991 tender offer. The claim was based upon allegations that at the time of the tender offer Phar-Mor was insolvent or had unreasonably small capital, and, therefore, the transfers pursuant to the tender offer constituted fraudulent conveyances. On August 22, 1995, summary judgment was entered in favor of Action and the other defendants. In September 1995, the Official Committee filed an appeal of this decision. In October 1996 the U.S. Court of Appeals for the Third Circuit affirmed the judgment of the District Court in favor of Action and the other defendants.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and business experience of the Company's executive officers are set forth below.

Kenneth L. Campbell, 50.  Mr. Campbell has served as Senior Vice
President, Finance and Chief Financial Officer since 1989. He has been an executive officer of the Company since his employment in 1984.

T. Ronald Casper, 53. Mr. Casper was appointed as Acting President and Chief Executive Officer on September 7, 1995. Since 1988, he has been Managing Director of Cornerstone Capital Advisors, Ltd., a merchant banking organization, of which he is a co-founding principal. Mr. Casper serves under a contract between the Company and Cornerstone, and is not an employee of the Company. He was a consultant to the Company, reviewing its strategic plans, for about two months prior to his appointment.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS

Action's Common Stock is listed on the American Stock Exchange ("AMEX") under the trading symbol ACZ. On October 21, 1996, AMEX halted trading in the Common Stock because Action did not timely file its Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and because the sale of substantially all of Action's assets to Mazel was pending at that time. Action had delayed the filing of its Form 10-K until it completed negotiations of the Mazel sale agreement and a new lease on its headquarters facilities. Trading of Action's Common Stock on AMEX will not resume until AMEX has determined that Action has met its listing criteria. There can be no assurance that the consummation of the merger with GVS will be sufficient to achieve the criteria required for AMEX listing. As of the date of this report, trading of Action's Common Stock on the AMEX has not resumed.

The following table sets forth the high and low sale prices of the stock during each quarter during the fiscal years ended June 30, 1997 and June 30, 1996:

FISCAL YEAR 1997                    FISCAL YEAR 1996
--------------------------------    ---------------------------------
                   High     Low                      High       Low
                   ----     ---                      ----       ---
First Quarter     2-11/16   9/16    First Quarter    1-1/4      9/16
Second Quarter    1-15/16   7/16    Second Quarter     3/4      7/16
Third Quarter     Trading Halted    Third Quarter      3/4      7/16
Fourth Quarter    Trading Halted    Fourth Quarter  2-11/16      3/8


There are approximately 1,140 holders of record of Action's Common Stock, including brokers named on listings provided by clearing agencies. It is estimated that these holders represent approximately 2,400 beneficial owners of Action's Common Stock.

The high and low sales price per share of Action's Common Stock on the AMEX on October 18, 1996, the last trading day before trading was halted, were $1-3/8 and $1, respectively. Action is not aware of any substantial activity in the Common Stock since trading on the AMEX was halted, therefore Action does not have reliable market price quotes since trading was halted.

Action's Board of Directors has not declared cash dividends during the last two fiscal years and has no present plans to do so.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands except per share amounts)

OPERATING RESULTS                                      1997       1996         1995        1994         1993
                                                   -----------------------------------------------------------
Net Sales                                          $  5,424   $ 30,212   $   45,088   $   60,049   $   76,684
Cost of Products Sold                                 3,654     26,385       34,374       44,527       62,725
                                                   -----------------------------------------------------------
Gross Margin                                       $  1,770   $  3,827   $   10,714   $   15,522   $   13,959

Earnings (Loss) from Continuing Operations (a)(b)  $ (1,562)  $(12,899)  $   (2,907)  $      128   $  (10,390)
                                                   ------------------------------------------------------------
Earnings (Loss) Per Share from Continuing
   Operations (a)                                  $  (0.28)  $  (2.33)  $    (0.52)  $     0.02   $    (1.88)
Cash Dividends                                          -          -            -            -            -
Weighted Average Shares Outstanding                   5,539      5,539        5,539        5,561        5,539
                                                   ------------------------------------------------------------
BALANCE SHEET DATA

Total Assets                                       $  2,769   $  8,908   $   39,546   $   39,363   $   56,873
Long-Term Debt                                     $    500   $    115   $    7,854   $    8,487   $    9,022
                                                   =============================================================

(a)  Losses for 1996 include $4,226,000 in costs and expenses due to the sale of assets and closing of a warehouse.
     Losses for 1993 'include $5,123,000 of restructuring costs.

(b)  Excludes losses from discontinued operations in 1995 of $808,000 ($0.15 per share), in 1994 of $3,000, and in
     1993 of $3,990,000  ($0.72 per share).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

NOTE: References to a fiscal year in this Form 10-K are to Action's fiscal year ended on the last Saturday of June prior to 1996, and for fiscal year 1996 and 1997, ending June 30. This Item 7 should be read in conjunction with the Notes to Financial Statements and Item 1.


FINANCIAL CONDITION

Action experienced declining sales in its traditional Promotional
Business each fiscal year since 1989.

SALES COMPARISON - YEAR TO YEAR
($ in millions)

                                  Percentage      Cumulative
Fiscal Year       Net Sales        Decrease        Decrease
-----------       ---------       ---------       ----------
   1989            $134.2
   1990             130.6             2.7%            2.7%
   1991             100.9            22.7%           24.8%
   1992              84.1            16.7%           37.3%
   1993              76.7             8.8%           42.8%
   1994              60.0            21.8%           55.3%
   1995              45.1            24.8%           66.4%
   1996              30.2            33.0%           77.5%
   1997               5.4            82.1%           96.0%


The decline in sales into fiscal 1996 and the corresponding impact on profitability and liquidity caused Action to determine that it could no longer continue to do business as it had historically done. Action also determined that declining sales raised sufficient doubt about the future of the business to preclude the ability to raise sufficient capital to finance a turnaround or other restructuring of the business. Action operated in the latter part of fiscal 1996 and throughout fiscal 1997 with the objectives of first completing negotiations of the sale of its inventories and intellectual property to Mazel; secondly, selling as much of the inventory as possible for Action's own account at prices comparable to historical levels, prior to the sale to Mazel; thirdly disposing of the remainder of Action's assets and resolving its remaining liabilities; and lastly, locating an operating business with which to effect a business combination to permit Action to continue as an operating concern.

The continuation of the decline in sales into 1997 was the result of the pursuit of the objectives of the business noted above. At that point there was no longer an intent to stabilize or grow sales. The emphasis at that point was preservation of liquidity and equity in order to provide time and resources to pursue the objectives. There was no emphasis on sales except to the extent selling existing inventory was consistent with reaching Action's objectives, in terms of achieving the optimum value for the inventories on hand.

The continuation of the decline in sales in fiscal 1996 was further symptomatic of the historical decline in sales, with some new reasons and some repeated from prior years, but all indicative that the marketplace for the Action's promotions was continuing to decline.
In general, Action lost significant business with two of its largest customers, three significant customers went out of business, export business was lost due to unfavorable currency activity, and Action was not able to match the number of new stores added to the Replenishment business in the prior year. Specifically, the decline in sales in fiscal 1996 was due in part to a $6.1 million decrease in sales to two of the Action's largest customers, American Stores and Payless Drug, from $8.8 million in fiscal 1995 to $2.7 million in fiscal 1996.
Sales to three other customers, Bradlees, Jamesway and F & M Distributors, decreased $1.8 million in fiscal 1996 as a result of those customers discontinuing business. In addition, approximately $1.5 million in sales to customers in Mexico and Canada in fiscal 1995 were not repeated in fiscal 1996 as a result of the impact of unfavorable currency exchange rates. Sales in Action's Powerhouse (Replenishment) Business decreased $2.8 million in fiscal 1996 due to new store setup business in fiscal 1995 which was not repeated or replaced in fiscal 1996, and reduced order fill rates related to the Action's significant reduction in inventory levels in fiscal 1996. Inventories were reduced from $18.1 million at June 24, 1995 to $3.9 million at June 30, 1996. New store setup sales in the Action's Replenishment (Powerhouse) business involved initiating the Replenishment program for a new customer or for additional stores for an existing customer. In a setup, merchandise for the entire Replenishment program area was shipped by Action to initially stock the customers' stores, resulting in a one-time increase in sales, as compared to ongoing reorders to replace merchandise sold to the consumer by Action's customers. In general, Action's reduced inventory levels and capital constraints limited its ability to purchase inventory and resulted in reduced order fill rates and an inability to introduce new programs. Further, Action closed its last retail store in September 1995, which accounted for $600,000 in decreased sales. Action experienced lost sales opportunities in both fiscal 1996 and 1995 as a result of its efforts to reduce low margin and guaranteed sale business from the level of such business in fiscal 1993 and 1994.

Action's historical decline in sales has been the result of many factors, including a changing retail marketplace, the increased complexity of the promotional business in general, and strategic decisions to exit or downsize unprofitable, higher risk product lines. Action's business has been the sale of comprehensive promotional programs and merchandise to the retail trade, principally discount mass merchants, supermarkets and drug chains. This is a vast market, including promotional programs developed internally by the retailers themselves, and those outsourced to suppliers such as Action and others, including large manufacturers and distributors. Action has historically believed it was the leading independent marketer of comprehensive houseware and giftware promotional programs. However, it has held only a minor share of the overall market for promotional programs. In recent years Action continued to call on the majority of the major retailers in the market segments it historically served, but was not successful in maintaining the level of sales it had historically enjoyed. Action was not able to maintain its position in the market, as evidenced by the continuation of the decline in sales in fiscal 1996. Many of the reasons for the continuation in the decline in sales in fiscal 1996 are symptomatic of the inability of Action to maintain its past market position. See "The Merger - Background and Reasons for the Merger."

These issues led to management's decision to sell the inventory and other assets of its Replenishment and Promotional Businesses. The proceeds of the sales were used to pay existing obligations, primarily under Action's working capital credit agreement, and to explore its other strategic options, including possible business combinations with other operating businesses. Unless the business combination with GVS can be accomplished on a timely basis, providing additional capital and a continuing source of revenue, there is substantial doubt that Action can continue as a going concern.


LIQUIDITY AND CAPITAL RESOURCES

The major sources of cash during fiscal 1997 were from the sale of the remaining inventories including the sale to Mazel and for Action's own account prior to the sale, and collections on accounts receivable. In addition, Action received $440,000 in net proceeds prior to June 30, 1997 from the issuance of $2,000,000 in convertible notes under a private placement financing, after costs of the financing and loans to GVS. Operating losses and repayment of notes payable and other current obligations were the primary uses of cash. Working capital at June 30, 1997 was a deficit of $1,262,000, decreased from positive working capital of $436,000 at June 30, 1996, largely related to the low level of sales in the current year and operating losses. Action received additional net proceeds of the private placement in July and August of 1997 in the amount of $334,000. Action will be required to continue to manage the timing of payment of its obligations to deal with this impaired liquidity.

Cash and cash equivalents were $582,000 at June 30, 1997, including net proceeds of $440,000 received in June from the sale of convertible notes in the private placement financing (See "The Merger - Terms of the Merger"), as compared to $78,000 at June 30, 1996. Cash balances fluctuate daily, as they are used to meet operating requirements.

Accounts receivable of $232,000 at June 30, 1997 decreased from $2.8 million at June 30, 1996 as a result of decreased sales, primarily the result of the completion of the sale of the operating business in February, 1997, and the fact that no sales have been made since January 1997.

Remaining Promotional inventories were sold in the foreclosure sale to Mazel in February of 1997. Inventories on hand had been $1.1 million at December 31, 1996, decreased from $3.9 million at June 30, 1996 as a result of minimal purchasing related to Action's capital constraints and the sale of the Powerhouse inventories to Mazel. Inventories decreased from $18.1 million at June 30, 1995 due to decreased sales and aggressive inventory reduction efforts in light of Action's capital constraints, and inventory adjustments and writeoffs related to the sale of the inventories and the sale of the operating business.

Aggregate borrowings (long-term debt and notes payable) decreased from $18.0 million at June 30, 1995 to $3.2 million at June 30, 1996 and $615,000 at June 30, 1997. This was the result of the elimination in fiscal 1996 of the sale/leaseback obligation upon finalizing the negotiations of the new lease, and the payoff in fiscal 1997 of Action's short-term borrowings under its credit agreement in connection with the February 12, 1997 foreclosure sale of inventories by Foothill. Borrowings were repaid with cash generated from the sale of inventories and collection of receivables, net of cash used to fund operating losses incurred. As of June 30, 1997, aggregate borrowings consisted of $115,000 remaining outstanding under the Company's 9% Convertible Debentures due April 1, 1998 and $500,000 in Convertible Notes issued in June 1997 in connection with the private placement financing required by the GVS merger agreement.

Action did not meet the requirements under the restrictive covenants of its credit agreement with Foothill as of June 30, 1996, September 30, 1996 and December 31, 1996, and was not able to meet those covenants subsequently. Foothill waived the non-compliance with the covenants, and continued to provide Action with advances within the borrowing formula and other limitations, with the understanding that the sale to Mazel would provide funds to pay off the financing. Foothill's remedies under such a default included the right to demand repayment of the outstanding loan and interest due, which was done in February of 1997, as a result of the delays in completing the sale to Mazel (See "Sale of the Operating Assets to Mazel Stores, Inc.").

In connection with the foreclosure sale by Foothill, Action's credit agreement was terminated as of February 12, 1997. Interest had been payable at 3.5% over the prime rate of interest.

As indicated above, Action's working capital credit agreement was terminated in February, 1997. The ability of Action to repay its existing obligations and to continue in existence until the merger with GVS discussed above can be consummated, is dependent on the realization of Action's remaining assets, as well as the ability to coordinate the timing of payment of its remaining obligations with cash receipts. Unless the merger is consummated, Action cannot continue as a going concern.

Action has negotiated the settlement of certain long-term severance obligations to satisfy those obligations, in part, by utilizing a partial interest in a note receivable due to Action as a result of the sale/leaseback of its headquarters facility several years ago. The note receivable is valued in the accompanying balance sheet at the amount of those obligations which the partial interest in the note receivable will offset by agreement. The remainder of the note receivable has been offset by a valuation allowance.

Action believes that its cash on hand, together with the additional funds generated from the sale after June 30, 1997 of convertible notes in the private placement, and the cash savings from the settlement of the severance obligations discussed above, will be sufficient to permit Action to meet most or all of its operating needs until the merger is consummated.

For the longer term, if Action is to benefit from the use of its tax net operating losses it must improve its liquidity through the operations of GVS in the merger. Unless the merger is completed in calendar 1997 or shortly thereafter, there can be no assurance that the Action's capital resources will be sufficient to meet its operating needs, in which case material adverse consequences may result. Such consequences would most likely involve liquidation of Action.

Action made no capital expenditures in fiscal 1997. Action's capital expenditures were $220,000 in fiscal 1996, all under a project initiated in 1994 to replace its core information systems computer hardware and software. Action is not planning to make further capital expenditures prior to the merger.


RESULTS OF OPERATIONS

FISCAL 1997 COMPARED WITH FISCAL 1996

Net Sales.   Aggregate net sales for fiscal 1997 were $5,424,000, a
decrease of $24,788,000 (82%) compared to $30,212,000 in the prior year.

The decline in sales is primarily the result of the sale of the Powerhouse business on October 18, 1996 and the Promotional business on February 12, 1997. In addition, prior to the sales of the businesses, Action was unable to take advantage of a number of sales opportunities due to limitations on purchasing additional merchandise for sale in fiscal year 1997, as a result of the Action's constrained capital resources.

Following is a comparison of net sales by type of program:

                                        NET SALES
                                    Fiscal Year Ended
                                --------------------------
                                  June              June            Increase
                                30, 1997          30, 1996         (Decrease)
                                --------          --------         ----------
Dollar Days                    $3,150,000       $21,047,000      $(17,897,000)
Replenishment                   1,436,000         6,778,000        (5,342,000)
                               ----------       -----------      -------------
Core Promotional Business       4,586,000        27,825,000       (23,239,000)

Gift and Other                    838,000         2,387,000        (1,549,000)
                               ----------       -----------      -------------
                               $5,424,000       $30,212,000      $(24,788,000)
                               ==========       ===========      =============

Cost of Products Sold and Gross Profit Margins. Gross profit margins (as a percentage of sales) increased from 12.7% in fiscal 1996 to 32.6% in fiscal 1997. The increase was principally due to lower levels of guaranteed sales and returns on guaranteed sales in fiscal 1997 and the sale in fiscal 1997 of inventories which had been written down to the lower of cost or market value or written off as of June 30, 1996.

Operating Expenses. Operating expenses decreased from $10,462,000 (34.6% of sales) in fiscal 1996 to $4,430,000 (81.7% of sales) in fiscal 1997. The decrease in costs was primarily the result of the sale of the operating businesses and Action's continuing cost reduction efforts. The increase in costs as a percentage of net sales is due to the greater impact of fixed and indirect costs on the lower level of sales. These include legal and other corporate costs, as well as the cost of Action's merchandising and distribution operations.

Interest Expense. The decrease of $1,495,000 (75.5%) was due to elimination of the sale/leaseback obligation and lower short-term borrowing levels, including the payoff of short-term borrowings at the termination of the Company's credit agreement, net of the impact of higher effective interest rates and other borrowing costs in fiscal 1997.

Other Income (Expense), Net. Other income of $1,583,000 in fiscal 1997 included the reduction in the valuation reserve for notes receivable related to the settlement of severance obligations of $920,000, gains from the settlement of such obligations of an additional $320,000, recovery of sales and use taxes paid in prior years ($671,000, including interest), and miscellaneous items, net of charges in connection with the settlement of an arbitration award to a former sales agent ($183,000). The prior year other expense amount of $58,000 was comprised of miscellaneous items.

Loss Before Income Taxes. The loss before income taxes decreased from $12,899,000 in fiscal 1996 to $1,562,000 in fiscal 1997. The improvement of $11,337,000 reflects the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the losses in fiscal 1997 and 1996 because realization of such benefits cannot be reasonably assured. Net operating loss carryforwards available to offset future taxable income and thereby reduce future income taxes payable are approximately $47 million, including losses for financial reporting purposes which have not yet been reported for income tax reporting purposes due to timing differences.

Net Loss. The decrease of $11,337,000 reflects the combined effect of all of the above.


FISCAL 1996 COMPARED WITH FISCAL 1995

Net Sales. Action's net sales for fiscal 1996 were $30,212,000, a decrease of $14,876,000 or 33.0% from net sales of $45,088,000 in fiscal 1995. The decline in sales in fiscal 1996 was principally due to a $6.1 million decrease in sales to two of Action's largest customers, American Stores and Payless Drug, from $8.8 million in fiscal 1995 to $2.7 million in fiscal 1996. Sales to three other customers, Bradlees, Jamesway and F & M Distributors, decreased $1.8 in fiscal 1996 as a result of those customers discontinuing business. In addition, approximately $1.5 million in sales to customers in Mexico and Canada in fiscal 1995 were not repeated in fiscal 1996 as a result of the impact of unfavorable currency exchange rates. Sales in the Action's Powerhouse (Replenishment) Business decreased $2.8 million due to new store setup business in fiscal 1995 which was not repeated or replaced in fiscal 1996, and reduced order fill rates related to Action's significant reduction of inventory levels in fiscal 1996. The closing of Action's last remaining retail store in September 1995 accounted for $600,000 in decreased sales. In general, the Action's reduced inventory levels and limited inventory purchasing due to its capital constraints resulted in reduced order fill rates and an inability to introduce new programs as planned.

The following table sets forth Action's net sales by type of program:

        	                         NET SALES
                                 Fiscal Year Ended
                               ------------------------------        Increase
                               June 30, 1996    June 24, 1995       (Decrease)
                               -------------    -------------       ----------
Dollar Days                     $21,047,000      $31,933,000      $(10,886,000)
Replenishment                     6,778,000        9,560,000        (2,782,000)
                                -----------      -----------      -------------
Core Promotional Business        27,825,000       41,493,000       (13,668,000)

Gift and Other                    2,387,000        3,595,000        (1,208,000)
                                -----------      -----------      -------------
                                $30,212,000      $45,088,000      $(14,876,000)
                                ===========      ===========      =============

Cost of Products Sold and Gross Profit Margin. Gross profit margins (as a percentage of sales) decreased from 23.8% in fiscal 1995 to 12.7% in fiscal 1996, principally due to higher than anticipated returns on prior period guaranteed sales, including increased provisions for returns on guaranteed sales outstanding at June 30, 1996. Action also experienced lower gross margins related to its inventory reduction program, as a result of the sale of certain merchandise at reduced prices, and increased display and other costs as a percentage of sales due to a decrease in the value of the merchandise included per display fixture.

Operating Expenses. Operating expenses decreased from $12,461,000, or 27.6% of sales, in fiscal 1995 to $10,462,000, or 34.6% of sales, in fiscal 1996. The decrease in operating expenses was the result of Action's continuing cost reduction efforts. The increase in operating expenses as a percentage of net sales was due to the greater impact of fixed and indirect costs on the lower level of sales, including executive search, legal, and other corporate costs, as well as costs of Action's merchandise acquisition operations normally allocated to purchases, which were not fully absorbed in fiscal 1996 due to the limited purchasing during the year.

Interest Expense. Interest expense increased $146,000 in fiscal 1996 due to higher effective interest rates and other borrowing costs and higher average borrowing levels in fiscal 1996 resulting from increased borrowings in the first half of fiscal 1996.

Other Income (Expense), Net. Other expense of $58,000 in fiscal 1996 represented miscellaneous items. The other income amount of $674,000 in fiscal 1995 included a $950,000 gain on the sale of property in Mt. Clemens, Michigan, the site of a previously discontinued operation, gains of $296,600 from sales of plastic production equipment, net of a $518,000 writedown of the estimated value of remaining amounts due from the prior sale of Action Nicholson Color Company, and other miscellaneous items.

Costs and Expenses Due to Sale of Assets and Closing of Warehouse. As a result of the sale of its operating assets and the resultant termination of its operating business, the Company took charges in fiscal 1996 for the estimated loss on the sale of its inventories and intellectual property ($600,000), other adjustments to reflect the net realizable value of inventory ($2.1 million) and other assets and liabilities ($1.4 million).

Loss From Continuing Operations Before Income Taxes. The loss from continuing operations before income taxes increased from $2,907,000 in fiscal 1995 to $12,899,000 in fiscal 1996. The increase of $9,992,000 reflects the combined effect of all the above.

Provision for Income Taxes. Action recorded no income tax benefits from its losses in fiscal 1996 and 1995 because realization of such benefits cannot be reasonably assured.

Loss From Continuing Operations. The loss from continuing operations increased from $2,907,000 in fiscal 1995 to $12,899,000 in fiscal
1996. The increase of $9,992,000 reflects the combined effect of all the above.

Loss From Discontinued Operation. In fiscal 1995 Action adopted a plan to sell its lamp business, and completed the sale in September of 1995. Operating losses of $808,000 for fiscal 1995 were reclassified as losses from the discontinued operation.

Net Loss. The increase of $9,184,000 in the net loss from fiscal 1995 to fiscal 1996 reflects the combined effect of all the above.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules included as part of Item 14 appearing on Page 36 of this Form 10-K Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements between Action and its independent accountants concerning matters of accounting principles or practices or financial statement disclosures.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors of Action is comprised of five members divided among three classes (however, one of the classes currently has no members), as set forth below. Each class of Directors serves a three-year term.

One candidate, who has been nominated by the Board for election as a director this year is identified below, along with the directors continuing in office.

Name of Director         Term Expires
----------------         ------------
Charles C. Cohen             1997
James H. Knowles, Jr.        1997
David S. Shapira             1997
Joel M. Berez                1998
William B. Snow              1998


NOMINEE FOR A 2-YEAR TERM EXPIRING IN 1999:

Charles C. Cohen, 56. Mr. Cohen has served as a Director of Action since June 1991. He has been a Director of the law firm of Cohen & Grigsby, P.C. since 1981 and Adjunct Professor of Securities Regulation at the University of Pittsburgh School of Law since 1976. He also serves on the Boards of Directors of Robroy Industries, Inc. and several civic organizations. At the annual meeting, Mr. Cohen will resign from the class of directors, the term of which expires in 1997, in order to stand for election to the class of directors, the term of which expires in 1999.


NOMINEES FOR A 3-YEAR TERM EXPIRING IN 2000:

James H. Knowles, Jr., 56. Mr. Knowles has served as a Director of Action since November 1993. Having over ten years of experience in the founding and management of venture capital firms, he is presently President and Chief Executive Officer of Dragonswood, Inc., a venture capital investment management company, where he has served since 1988.

David S. Shapira, 55. Mr. Shapira has served as a Director of Action since 1981. He has held various executive positions with Giant Eagle, Inc. a retail supermarket chain, including Director, Chairman, President and Chief Executive Officer since 1980. He also serves on the Boards of Directors of Mellon Bank, N. A., Mellon Bank Corporation, Equitable Resources, Inc. and Bell Telephone Company of Pennsylvania.

In August 1992, Phar-Mor, Inc. reported that it had been the victim of a fraud and embezzlement scheme perpetrated by Phar-Mor executives whose employment was immediately terminated. David S. Shapira, a Director of the Company, was Director and Chief Executive Officer of Phar-Mor at the time of discovery of the embezzlement. Company Director, Charles C. Cohen, was also a Director of Phar-Mor at that time. On August 17, 1992 Phar-Mor filed for protection under Chapter 11 of the United States Bankruptcy Act. Mr. Shapira was an executive officer of Phar-Mor at the time of filing.


DIRECTORS CONTINUING IN OFFICE:

Joel M. Berez, 43. Mr. Berez has served as a Director of Action since 1983, and as Chairman since September 1995. He has served as Executive Vice President of FASA Interactive Technologies, Inc., a producer of interactive entertainment software and location based entertainment systems, since March of 1997. Prior to that, he had been a business consultant since May 1996, and had served as President and Chief Operating Officer of Digital Alchemy, Inc., a producer of home education software from January 1995. He had previously been employed by Action from 1988 to 1995 and had served in several executive positions, most recently Senior Vice President.

William B. Snow, 65. Mr. Snow has served as a Director of Action since August 1994. Since July 1994 he has served as Vice Chairman and Chief Financial Officer of Movie Gallery, Inc., a video cassette and retail sales and rental business. He had previously been Director, Executive Vice President and Chief Financial Officer of Consolidated Stores Corporation, a retailer in the "close-out" consumer goods industry since 1985.


COMPLIANCE WITH CERTAIN FILING REQUIREMENTS:

Directors and executive officers are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports concerning their holdings and transactions in Company stock. All such reports for fiscal year 1997 have been filed on a timely basis.

The information concerning executive officers required by Item 10 is contained at the end of Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

COMPENSATION FOR DIRECTORS: Directors who are employees of Action receive no additional compensation for their services on the Board or any committee of the Board. There are currently no Directors who are employees.

During fiscal year 1997, compensation for nonemployee Directors included an annual retainer of $12,000 for Directors and $17,000 for the Chairman plus $1,000 for each full Board meeting attended and $500 for each committee meeting attended on a day other than the day of a full Board meeting. In November 1996 the Board of Directors suspended the current payment of the retainer until Action's current secured and unsecured creditors are satisfied in full, reduced the per meeting attendance fee to $250, to be paid currently and increased the annual grant of stock options to Directors from 1,000 shares to 2,000 shares.
 Action intends to resume payment of the retainer for Directors from and after the merger.

Upon appointment to the Board, each of the present nonemployee Directors other than Mr. Joel Berez, a former employee, was granted an option to purchase 7,500 shares of stock, pursuant to a Nonemployee Director Stock Option Plan approved by the shareholders of Action in 1991. In addition each nonemployee Director received options to purchase 1,000 shares of Common Stock in fiscal 1996 and 2,000 shares in fiscal 1997. Pursuant to Action's Nonemployee Director Stock Option Plan, new nonemployee Directors receive an initial stock option grant of 4,000 shares upon election to the Board.

Ernest S. Berez, former Director, Chairman and President of Action and the father of Joel M. Berez, has been compensated under an agreement with Action dated July 31, 1990 and amended July 31, 1991. Pursuant to that agreement, Mr. Berez was to receive lifetime retirement benefits in the amount of $139,200 annually. Mr. Berez's wife was to receive lifetime survivor benefits of one-half Mr. Berez's benefit amount. In November 1996, Action suspended payment of such benefits to Mr. Berez in an effort to preserve its liquidity. In September, 1997 Action and Mr. Berez completed negotiation of a settlement of the aggregate amount due. The accompanying financial statements reflect the reduction in the amount of the settlement of this and certain other obligations as a result of the settlement. It is a condition to the obligation of Action and GVS to consummate the merger that such a settlement of these obligations be entered into.

COMPENSATION FOR EXECUTIVE OFFICERS: The following tables show, for the last three fiscal years, all compensation received by each person who served as Chief Executive Officer of Action during fiscal year 1997 and the other executive officer of Action as of the end of fiscal year 1997.


SUMMARY COMPENSATION TABLE
--------------------------

                                                           Long-term
                                                          Compensation
                                 Annual Compensation         Awards
                                 -------------------         ------
                                                           Securities
Name and                                                   Underlying
Principal                 Fiscal                            Options/     All Other
Position                   Year    Salary($)    Bonus($)    SARs (#)    Compensation
--------                  ------   ---------    --------    --------    ------------

T. Ronald Casper (1)       1997            0          0           0       $283,400
Nonemployee President      1996            0          0           0        285,000
and Chief Executive        1995            0          0           0              0
Officer

Kenneth L. Campbell (2)    1997      118,690     29,350           0              0
Senior Vice President,     1996      118,690          0           0              0
Finance                    1995      118,698          0      20,000            522


(1)	Mr. Casper is not an employee of Action.  He serves as President and Chief Executive Officer under a contract between Action and Cornerstone Capital Associates, Ltd. ("CCA"), a merchant banking firm of which Mr. Casper is a principal. The amount shown for All Other Compensation represents the fees paid to Cornerstone for the services of Mr. Casper. On July 1, 1997 Mr. Casper was granted options to purchase 45,000 shares of Action Common Stock

(2)	During fiscal year 1997, Mr. Campbell was paid a bonus
representing advance payment of one-half of the compensation due under a severance arrangement between Action and Mr. Campbell. During fiscal year 1995, Mr. Campbell was granted options to purchase 20,000 shares of Action common Stock. On July 1, 1997 Mr. Campbell was granted options to purchase 30,000 shares of Common Stock.

There were no other Option/SAR grants during Action's fiscal year ended June 30, 1997.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY END OPTION/SAR VALUES

                                                      Number of
                                                      Securities       Value of
                                                      Underlying      Unexercised
                                                     Unexercised      In-the-Money
                                                     Options/SARs     Options/SARs
                                                      at FY End       at FY End ($)
                        Shares Acquired     Value    Exercisable/     Exercisable/
                        on Exercise (#)   Realized   Unexercisable    Unexercisable
                        ---------------   --------   -------------    -------------
Kenneth L. Campbell             0            NA         24,000           $  0
                                                         1,000              0


EMPLOYMENT CONTRACTS

R. Craig Kirsch. Until his resignation on September 7, 1995, Mr. Kirsch served under an employment agreement dated as of March 12, 1992. The agreement provided for five years' employment with base compensation subject to review of the compensation committee of the Board of Directors, participation in any incentive compensation program implemented by Action and customary insurance benefits for executives of Action. Mr. Kirsch had stock options to purchase a total of 288,462 shares of Action's common stock; these were canceled upon his resignation. The agreement provides for Mr. Kirsch's covenant not to compete with Action for two years following his separation. Mr. Kirsch was to receive separation benefits in the form of salary continuation at an annual rate of $243,437 until the earliest to occur of March 12, 1997, his employment with another firm, or his death. Mr. Kirsch became employed by another firm in February of 1997. In November 1996, Action suspended payment of such benefits to Mr. Kirsch in an effort to preserve its liquidity. Approximately $81,000 is due to Mr. Kirsch under the terms of his employment agreement. Action and Mr. Kirsch are negotiating a settlement of the aggregate amount due.

Kenneth L. Campbell. Mr. Campbell serves as an employee "at will." Mr. Campbell has a severance arrangement with Action which provides, in the event of termination of Mr. Campbell's employment, other than for cause, for continued payment of Mr. Campbell's base salary ($117,400 annually) and health care benefits for a period of three months.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the compensation committee during fiscal year 1997 were
Messrs. Knowles and Shapira.   Mr. Shapira is a Director and executive
officer of Giant Eagle, Inc. which engaged in several arms-length business transactions with Action during years prior to fiscal 1997. Giant Eagle is not an affiliate of Action.


ACTION COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

It has been the policy of the compensation committee to compensate executive officers of the Action under a pay plan with three components: base salary, performance-based pay and equity ownership. The compensation plan was developed in 1990 with the assistance and recommendations of third-party compensation consultants. Under this pay system, base salaries for executives are set at or just below the market median for each position, as determined from market survey information for companies with comparable sales volume. There have been no increases to executive base compensation levels during the last five years, in conjunction with Action's cost control efforts and as a result of Action's limited resources.

Performance-based compensation was determined pursuant to a plan implemented in September 1990. The plan provided that a portion of the compensation payable to each executive officer would be based upon the individual's achievement of predetermined performance objectives and Action's attainment of overall performance objectives. The plan is a flexible program in which performance objectives, which are individually determined for each executive appropriate to his position, were established each year by senior management. The aggregate amount potentially payable to executives is determined by the Board of Directors each year, based upon a percentage of the Action's profits. The plan has been suspended for the last four fiscal years, as management did not expect the Action to have the financial resources to fund it.

The equity ownership portion of executive officer compensation is paid in the form of stock options under a Stock Option Plan approved by the shareholders and amended in 1995. Under this plan Action granted, prior to fiscal 1996, options to executive officers and other managers for approximately 820,000 shares of Common Stock. The number of option shares granted to each individual was based upon the executive's position in the company and the relative potential for that position to affect the performance of Action. The option price for each grant is the fair market value at the date of grant. Executives have ten years from the date of grant to exercise their options by paying the option price for the stock. As a result of the significant workforce reductions experienced by Action in fiscal 1997 and 1996, only 124,000 options remain outstanding under the employees Stock Option Plan as of June 30, 1997. There were no stock option grants under the plan in fiscal 1996 as a result of Action's performance.

The compensation committee believes that this three-component pay system for executive officers can effectively balance the employee's need for income security and Action's need to maximize performance. The base salary component provides the executive a reliable but moderate income stream. The opportunity for any additional income exists only through the performance-based compensation plan and the stock option plan, and is available only by virtue of individual achievement and overall company performance. The decline in Action's business in recent years has been an impediment to the effectiveness of the pay system.

In September 1995, Action engaged Cornerstone Capital Advisors, Ltd. As a consultant to Action, and its managing director, T. Ronald Casper, as the President and Chief Executive Officer of Action for a fee of $30,000 per month. Such fee was considered by the Board to be reasonable compensation for such services in light of the fees charged by comparable firms and individuals and the nature and scope of the duties undertaken by Cornerstone and Mr. Casper.

By the Voting Members of the Compensation Committee

James H. Knowles, Jr. and David S. Shapira


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

PRINCIPAL HOLDERS OF THE COMPANY'S COMMON STOCK

Security of Ownership of Management

The following table shows, as of August 31, 1997, the beneficial ownership of Action's Common Stock of each Director, each person who served as Chief Executive Officer or acted in a similar capacity during the fiscal year ended June 30, 1997 ("fiscal 1997"), each executive officer of Action during fiscal 1997 whose total annual salary and bonus for fiscal 1997 was at least $100,000 and all the Directors and Officers of Action as a group.

                                    Amount and Nature of Beneficial Ownership
                                    -----------------------------------------
                             Sole Voting     Shared
                                 and       Voting and                   Percent of
                              Investment   Investment                     Shares
    Name                        Power         Power        Total        Outstanding
    ----                        -----         -----        -----        -----------
Joel M. Berez                   18,014      677,937      695,951  (1)      12.6%
Kenneth L. Campbell             55,352            0       55,352  (2)       1.0%
T. Ronald Casper                55,000        2,000       57,000  (3)       1.0%
Charles C. Cohen                13,000            0       13,000  (4)        *
Joel L. Gold                     3,500          500        4,000  (5)        *
James H. Knowles, Jr.           67,000            0       67,000  (6)       1.3%
David S. Shapira                 8,000       28,302       36,352  (7)        *
William B. Snow                  4,250            0        4,250  (8)        *
All directors and officers
 as a group (8 persons)        224,116      708,739      932,855  (9)      16.8%


* Represents less than 1% of the outstanding shares

 (1)	Amount includes 667,506 shares held in twelve trusts for which
Mr. Joel Berez is co-trustee but as to which he disclaims beneficial ownership in 336,970 shares, and 10,431 shares held by Mr. Berez jointly with his wife.

 (2)	Amount includes 54,000 shares which Mr. Campbell does not now own, but has the right to acquire within 60 days under stock option agreements.

 (3)	Amount includes 45,000 shares which Mr. Casper does not now own, but has the right to acquire within 60 days under a stock option agreement and 2,000 shares held by Mr. Casper's wife.

 (4)	Amount includes 8,000 shares which Mr. Cohen does not now own, but has the right to acquire within 60 days under stock option agreements.

 (5)	Amount includes 500 shares held by Mr. Gold's wife.  Mr. Gold resigned as a director of Action in September 1996.

 (6)	Amount includes 8,000 shares which Mr. Knowles does not now own, but has the right to acquire within 60 days under stock option agreements.

 (7)	Amount includes 8,000 shares which Mr. Shapira does not now own, but has the right to acquire within 60 days under stock option agreements and 28,302 shares held in various trusts for which Mr.
Shapira is co-trustee.

 (8)	Amount includes 4,250 shares which Mr. Snow does not now own, but has the right to acquire within 60 days under stock option agreements.

 (9)	Amount includes 127,250 shares which the directors and officers do not now own, but have the right to acquire within 60 days under stock option agreements.


Security Ownership of Certain Others

The following table shows the beneficial ownership of Action's common stock of those persons, other than the persons named in the table above, who are known by Action to be beneficial owners of more than 5% of Action's outstanding common stock.

                                Amount and            Percent of
                                 Nature of               Shares
Name and Address            Beneficial Ownership      Outstanding
----------------            --------------------      -----------
Steven H. Berez                 673,400 (1)              12.2%
35 Sutton Road
Needham, MA 02192

Barry W. Blank                  583,500 (2)              10.5%
3 Hanover Square
New York, NY 10004

Joseph Giamanco                 339,500                   6.1%
4 White Rock Terrace
Holmdel, NJ


(1)	Steven H. Berez's shareholdings include 5,698 shares as to which he has sole voting and dispositive power, 196 shares as to which he shares voting and dispositive power with his wife, and 667,506 shares held in twelve trusts as to which he shares voting and dispositive power as co-trustee but as to which disclaims beneficial ownership in 336,970 shares. The shares held by Mr.
Steven Berez as co-trustee are the same shares as those described with respect to Mr. Joel Berez in footnote 1 under "Security
Ownership of Management."

(2)	This amount excludes any shares which may be owned by Mr. Blank's customers, in which he disclaims any beneficial or other interest and over which he has no voting or dispositive power.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BUSINESS RELATIONSHIPS, TRANSACTIONS WITH MANAGEMENT AND INVOLVEMENT IN LEGAL PROCEEDINGS:

During fiscal year 1996, Action engaged in several arms-length business transactions with Giant Eagle, Inc. Action sold merchandise to Giant Eagle in the amount of $143,200. David S. Shapira, a Director of the Action, is Director, Chairman, President and Chief Executive Officer of Giant Eagle.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)	The following documents are filed as part of this report:

                                                                  Page

1. Financial Statements

   Report of Independent Auditors

   Consolidated Balance Sheets at June 30, 1997
   and June 30, 1996

   Consolidated Statements of Operations for the years ended June 30, 1997, June 30, 1996, and June 24, 1995

   Consolidated Statements of Shareholders' Equity
   (Capital Deficiency) for the years ended June 30, 1997, June 30, 1996 and June 24, 1995

   Consolidated Statements of Cash Flows for the years ended June 30, 1997, June 30, 1996, and June 24, 1995

   Notes to Consolidated Financial Statements



2. Financial Statement Schedules

   For the years ended June 30, 1997, June 30, 1996, and June 24, 1995 (as required)

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

 4.5 	Amendment 2 to Form S-2 Registration Statement (File
No. 2-81849), filed April 6, 1983, and Form of
Indenture dated as of April 1, 1983, filed as Exhibit
4.2 thereto, both incorporated herein by reference.
Supplemental Indenture dated as of August 31, 1983, filed as Exhibit 4.5 to 1984 Form 10-K and incorporated herein by reference.

 4.6	Form S-8 Registration Statement No. 33-48361, filed
June 3, 1992 and incorporated herein by reference.

 4.7	Form S-8 Registration Statement No. 33-48362, filed
June 3, 1992 and incorporated herein by reference.

10.1	Letter dated July 31, 1990 regarding employment and
retirement agreement of Ernest S. Berez, filed as
Exhibit 10.5 to 1990 Form 10-K and incorporated herein by reference.

10.2	Deferred Compensation arrangement, filed as Exhibit
10.2 to 1994 Form 10-K and incorporated herein by reference.

10.3	Stock Option Plan, filed as Exhibit 10.10 to 1990 Form
10-K and incorporated herein by reference.

10.4	Nonemployee Director Stock Option Plan, filed herein
as Exhibit 10.10 to 1992 Form 10-K and incorporated herein by reference.

10.5	Deferred Compensation Plan for Directors of Action
Industries, Inc., incorporated herein by reference.

10.6 	Plan of Liquidation of Action Tungsram, Inc., dated
April 25, 1990, filed as Exhibit 10.12 to 1990 Form
10-K and incorporated herein by reference.

10.7	Addendum to Plan of Liquidation of Action Tungsram,
Inc., dated April 30, 1993, filed as Exhibit 10.24 to
1993 Form 10-K and incorporated herein by reference.

10.8	Employment Agreement dated March 12, 1992 with R.
Craig Kirsch, filed as Exhibit 10.14 to 1992 Form 10-K and incorporated herein by reference.

10.9	Employment Agreement dated as of July 1, 1994 with
Ronald A. Gagnon, filed as Exhibit 10.11 to 1994 Form
10-K and incorporated herein by reference.

10.10	Employment Agreement dated December 15, 1993 with
Robert P. Garrity, incorporated herein by reference.

10.11	Employment Agreement dated April 15, 1994 with Robert
I. Christian, incorporated herein by reference.

10.12	Loan Agreement with Allegheny Capital Growth Limited
Partnership dated February 4, 1991, filed as Exhibit
10.15 to 1991 Form 10-K and incorporated herein by reference.


10.13	Lease Agreement and Restated Second Amendment to Lease
Agreement with Allegheny Capital Growth Limited
Partnership dated June 29, 1990 and February 4, 1991, filed as Exhibit 10.16 to 1991 Form 10-K and incorporated herein by reference.

10.14	Loan and Security Agreement (and related Agreements)
dated January 20, 1994, filed as Exhibit 10 to fiscal
1994 second quarter Form 10-Q and incorporated herein by reference.

10.15	Amendments One, Two, Three and Four, dated May 27,
1994, November 11, 1994, December 9, 1994, and May 11,
1995, respectively, incorporated herein by reference.

10.16	Asset Purchase Agreement and Bill of Sale, Assignment
and Assumption Agreement with Filmet Color
Laboratories, Inc., dated April 21, 1994, filed as
Exhibit 10.17 to 1994 Form 10-K and incorporated herein by reference.

10.17	Purchase/Sale Agreement with Riverside Associates,
dated February 14, 1995, filed as exhibit 10.17 to 1995 Form 10-K and incorporated herein by reference.

10.18	Remediation and Indemnification Agreement with
Riverside Associates, dated June 16, 1995, filed as
exhibit 10.18 to 1995 Form 10-K and incorporated herein by reference.

10.19	Asset Purchase Agreement with Kensington Collection,
Inc. dated September 18, 1995, filed as exhibit 10.19 to 1995 Form 10-K and incorporated herein by reference.

10.20	Letter dated January 8, 1996 regarding Extension of
Employment Agreement dated December 15, 1993 of Robert
P. Garrity, including amendment and restatement of severance arrangements, filed as exhibit 10.20 to 1996
Form 10-K and incorporated herein by reference.

10.21	Letter dated January 8, 1996 regarding severance
arrangement of Kenneth L. Campbell, filed as exhibit
10.21 to 1996 Form 10-K and incorporated herein by reference.


10.22	Settlement Agreement with Allegheny Capital Growth Limited
Partnership dated October 1, 1996, filed as exhibit 10.22 to 1996 Form 10-K and incorporated herein by reference.

10.23	Amended and Restated Lease Agreement with Allegheny Capital
Growth Limited Partnership dated October 1, 1996, filed as
exhibit 10.23 to 1996 Form 10-K and incorporated herein by reference.

10.24	Promissory Judgment Note with Allegheny Capital Growth
Limited Partnership dated October 1, 1996, filed as exhibit
10.24 to 1996 Form 10-K and incorporated herein by reference.

10.25	Supplemental Promissory Judgment Note with Allegheny
Capital Limited Partnership dated October 1, 1996, filed as
exhibit 10.25 to 1996 Form 10-K and incorporated herein by reference.

10.26	Asset Purchase Agreement with Mazel Company L.P. dated
October 1996, filed as exhibit 10.26 to 1996 Form 10-K and incorporated herein by reference.

10.27	Acknowledgement of Default; Waiver; and Agreement dated
February 7, 1997, filed as exhibit 10.27 to Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

10.28	Letter of Intent dated February 27, 1997 Re: Acquisition of
General Vision Services, Inc. filed as exhibit 10.28 to
Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

10.29	Letter Agreement dated February 27, 1997 Re: Binding Effect
of Letter of Intent Re: Acquisition of General Vision
Services, Inc. filed as exhibit 10.29 to Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

10.30	Letter Agreement dated February 28, 1997 Re: Modification
of Letter of Intent Re: Acquisition of General Vision
Services, Inc. To delete as closing condition the retention by Action of its listing on the American Stock Exchange, filed as exhibit 10.30 to Form 10-Q for the quarter ended
March 31, 1997 and incorporated herein by reference.

22  	Subsidiaries of Registrant, filed as Exhibit 22 to 1993
Form 10-K and incorporated herein by reference.

23      Consent of Independent Auditors, filed herein.


(b)     Reports on Form 8-K:

The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1997:


                   REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Action Industries, Inc.

We have audited the accompanying consolidated balance sheets of Action Industries, Inc. and Subsidiaries as of June 30, 1997 and June 30, 1996, and the consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997, as listed in the accompanying index to financial statements Item 14(a). Our audits also included the financial statement schedule listed in the index at 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Action Industries, Inc. and Subsidiaries at June 30, 1997 and June 30, 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and schedule have been prepared assuming that Action Industries, Inc. will continue as a going concern. As more fully described in the notes to the financial statements, the Company has incurred substantial losses, debt covenant defaults, and subsequent loss of its line of credit over the past several years and, as indicated in Note A, to satisfy various trade and bank obligations has sold or disposed of the material portion of all operating assets. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plan of action in regard to these matters, as indicated in Note A, has been to negotiate a definitive merger agreement subject to shareholder approval. The financial statements and schedule do not include any adjustments that may result from the outcome of this uncertainty.

ERNST & YOUNG LLP

Pittsburgh, PA

August 14, 1997, except for Note M,
   as to which the date is September 18, 1997


                        ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                                                                  June            June
                                                                                30, 1997        30, 1996
                                                                                --------        --------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                      $582              $78
   Trade accounts receivable, less allowances of $50 and $353                      232            2,769
   Inventories                                                                     -              3,928
   Other current assets                                                            100              671
                                                                                ------           ------
      TOTAL CURRENT ASSETS                                                         914            7,446

PROPERTY, PLANT AND EQUIPMENT                                                      -                385

OTHER ASSETS
   Notes receivable                                                              1,614              850
   Other                                                                           241              227
                                                                                ------           ------
                                                                                $2,769           $8,908
                                                                                ======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
   Notes payable and current portion of long-term debt                            $115           $3,039
   Accounts payable                                                                970            2,628
   Accrued compensation                                                            122              607
   Other accrued liabilities                                                       969              736
                                                                                ------           ------
      TOTAL CURRENT LIABILITIES                                                  2,176            7,010

LONG-TERM LIABILITIES
   Long-term debt                                                                  -                115
   Convertible notes payable                                                       500              -
   Deferred compensation                                                         1,426            1,554
                                                                                ------           ------
      TOTAL LONG-TERM LIABILITIES                                                1,926            1,669

SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Common stock, $0.10 par value;
      authorized 20,000,000 shares; issued 7,187,428 shares                        719              719
   Capital in excess of par                                                     25,498           25,498
   Retained earnings (deficit)                                                 (15,976)         (14,414)
                                                                                ------           ------
                                                                                10,241           11,803
   Less treasury shares, at cost                                                11,574           11,574
                                                                                ------           ------
TOTAL SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)                                 (1,333)             229
                                                                                ------           ------
                                                                                $2,769           $8,908
                                                                                ======           ======

See notes to consolidated financial statements.


                                     ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands except per share data)

                                                                            Year Ended
                                                              --------------------------------------
                                                                June           June           June
                                                              30, 1997       30, 1996       24, 1995
                                                              --------       --------       --------
NET SALES                                                      $ 5,424       $ 30,212        $45,088

COSTS AND EXPENSES
  Cost of products sold                                          3,654         26,385         34,374
  Operating expenses                                             4,430         10,462         12,461
  Costs and expenses due to sale of
     assets and closing of warehouse                             -              4,226          -
  Interest expense                                                 485          1,980          1,834
                                                               --------       --------       --------
                                                                 8,569         43,053         48,669

OTHER INCOME (EXPENSE), NET                                      1,583            (58)           674
                                                               --------       --------       --------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                           (1,562)       (12,899)        (2,907)

PROVISION FOR INCOME TAXES                                       -              -              -
                                                               --------       --------       --------
LOSS FROM CONTINUING OPERATIONS                                 (1,562)       (12,899)        (2,907)

LOSS FROM DISCONTINUED OPERATIONS                                -              -               (808)
                                                               --------       --------       --------
NET  LOSS                                                      $(1,562)      $(12,899)       $(3,715)
                                                               ========       ========       ========
LOSS PER SHARE
  Continuing operations                                         ($0.28)        ($2.33)        ($0.52)
  Discontinued operations                                        -              -                 (0)
                                                               --------       --------       --------
NET LOSS PER SHARE                                              ($0.28)        ($2.33)        ($0.67)
                                                               ========       ========       ========

Weighted average shares outstanding                              5,539          5,539          5,539
                                                               ========       ========       ========


See notes to consolidated financial statements.


                                      ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                         (In thousands except share amounts)

                                              For the Years Ended June 30, 1997, June 30, 1996, and June 24, 1995
                                           -------------------------------------------------------------------------
                                                               Capital      Retained
                                             Common Stock     In Excess     Earnings     Treasury Stock
                                            Shares   Amount    of Par      (Deficit)    Shares    Amount     Total
                                             ------  ------    ------      ---------    ------    ------     -----
BALANCE - JUNE 25, 1994                      7,187    $719     $25,498       $2,200      1,648   ($11,574)  $16,843

  Net Loss                                     -        -         -          (3,715)      -          -       (3,715)
                                           -------------------------------------------------------------------------

BALANCE - JUNE 24, 1995                      7,187     719      25,498       (1,515)     1,648    (11,574)   13,128

  Net Loss                                     -        -         -         (12,899)      -          -      (12,899)
                                           -------------------------------------------------------------------------

BALANCE - JUNE 30, 1996                      7,187     719      25,498      (14,414)     1,648    (11,574)      229

  Net Loss                                     -        -         -          (1,562)      -          -       (1,562)
                                           -------------------------------------------------------------------------

BALANCE - JUNE 30, 1997                      7,187    $719     $25,498     ($15,976)     1,648   ($11,574)  ($1,333)
                                           =========================================================================

See notes to consolidated financial statements.



                                 ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                                                                                      Year Ended
                                                                                         --------------------------------------
                                                                                           June           June           June
                                                                                         30, 1997       30, 1996       24, 1995
                                                                                         --------       --------       --------
OPERATING ACTIVITIES:
Net loss from continuing operations                                                      ($1,562)      ($12,899)       ($2,907)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                                                              184            762          1,055
  Non-cash settlement accrued and deferred compensation obligations                       (1,240)
  Provision (credit) for doubtful accounts                                                  (303)          (125)          (656)
  Non-cash provision for inventory losses                                                    -            1,851            -
  Cash used in discontinued operations                                                       -              -             (290)
  Changes in operating assets and liabilities:
     Trade accounts receivable                                                             2,840          7,264           (390)
     Inventories                                                                           3,928         12,354           (549)
     Other current assets                                                                    571            440             76
     Accounts payable and accrued expenses                                                (1,590)        (2,743)           132
                                                                                         --------       --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  2,828          6,904         (3,529)
                                                                                         ========       ========       ========
INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                                              201           (220)          (759)
                                                                                         --------       --------       --------
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES                                         201           (220)          (759)
                                                                                         ========       ========       ========
FINANCING ACTIVITIES:

   Notes payable and current portion of long-term debt                                    (3,039)        (7,123)         4,723
   Payment of deferred compensation                                                         (128)          (134)          (324)
   Principal payments on long-term obligations                                               -             (786)          (633)
   Proceeds of convertible notes payable                                                     500
   Other, net                                                                                142            870            289
                                                                                         --------       --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       (2,525)        (7,173)         4,055
                                                                                         ========       ========       ========

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             504           (489)          (233)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                78            567            800
                                                                                         --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                    $582            $78           $567
                                                                                         ========       ========       ========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACTION INDUSTRIES, INC. AND SUBSIDIARIES

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: References to a fiscal year in these financial statements are to Action's fiscal year ending for the three most recent fiscal years on June 30, 1997, June 30, 1996 and June 24, 1995.

Basis of Presentation: In February, 1997 Action signed a letter of intent to acquire General Vision Services, Inc. ("GVS") an operating business. In April, 1997 the parties agreed to eliminate retention of Action's American Stock Exchange listing as a condition of the merger. In August, 1997 a definitive merger agreement was signed, subject to the approval of the shareholders of Action and GVS and certain other conditions. Also in August, 1997, Action completed a private placement financing in the aggregate amount of $3,700,000, $2,000,000 of which was completed prior to June 30, 1997. Action retained $874,000 of the net proceeds of the private placement and provided GVS with a loan of $2,352,000 pursuant to the merger agreement. GVS is a direct and third-party provider of retail vision services, operating primarily in the New York City metropolitan area, as well as elsewhere in New York and surrounding states, and in Florida. GVS operates from 148 locations, including 21 owned locations. GVS also provides retail hearing care services. The terms of the merger call for Action to issue 3,040,000 shares of its common stock and $3,650,000 of a new preferred stock in exchange for all of the outstanding capital stock of GVS.

In October, 1996 Action entered into an agreement to sell its inventory and related intellectual property associated with its Replenishment (Powerhouse) business and Promotional business. The Powerhouse-related assets were sold on October 18, 1996. Powerhouse inventories were approximately $570,000 at cost at the date of sale, and $360,000 at net book value. The Powerhouse assets, consisting of the inventories and certain related trademarks, were sold for $386,000. Action's Promotional-related assets were sold on February 12, 1997 in connection with a foreclosure by its secured lender. Promotional inventories were approximately $1.7 million at cost at the date of sale, and $1.1 million at net book value. The Promotional assets, consisting of the inventories and the remainder of the trademarks and other intellectual property, were sold for $1.2 million. The assets sold represented substantially all of the operating assets employed in Action's business. Trade accounts receivable were retained, as well as non-operating notes and other receivables from prior sales of Action's headquarters facility and certain business units. Upon completion of the sales described above, all of Action's operating assets had been sold.

Also in October, 1996, Action finalized negotiations and signed a new lease arrangement for its headquarters facility. The new lease obligates Action for rent of approximately $100,000 per year for a five year period under an operating lease. This lease agreement, in conjunction with the physical departure from the warehouse space in the facility, resulted in the elimination of the previously reported capital lease obligation for the facility as of June 30, 1996 (Note E).

The accompanying financial statements include the historical results of operations of Action's Promotional and Replenishment businesses. Valuation adjustments were made to the historical cost basis as of June 30, 1996 of Action's inventories and property and equipment impacted by the sale of its operating businesses, to value these assets at estimated net realizable value and to reflect the abandonment or sale of certain property and equipment no longer used to support operations. The valuation of the assets and liabilities was based on management's estimates and assumptions as of the date of issuance of the financial statements. Actual realization of the assets and settlement of the liabilities has approximated the estimated amounts. The asset adjustments described above were the result of recognition of the market value of the inventories, and the abandonment of property and equipment formerly utilized in the warehouse space which was vacated.

The financial statements have been prepared on a going concern basis because Action is currently proceeding with the acquisition of GVS, an operating business. Absent the GVS merger transaction, there is substantial doubt that Action can continue to exist as a going concern.

Principles of Consolidation: The consolidated financial statements include the accounts of Action Industries, Inc. and its wholly-owned subsidiaries ("Action" or the "Company"). All significant intercompany accounts and transactions have been eliminated. Until September of 1995, Action operated a lamp business as Kensington Lamp Company, a wholly-owned subsidiary (KLC). The business and certain assets of KLC were sold in September of 1995, a fiscal 1995 event for financial reporting purposes. The lamp business has been reported as a discontinued operation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes to the finandcial statements. Actual results may differ from those estimates.

Financial Instruments: Cash and cash equivalents, accounts and notes receivable, and accounts and notes payable are carried at cost, which approximated their fair value at June 30, 1997 and June 30, 1996.

Inventories:  Inventories were valued at the lower of first-in, first-out
(FIFO) cost or market. Market valuation was based on known or estimated sales value as of June 30, 1996.

Property, Plant and Equipment: Property, plant and equipment was carried at cost. Elimination of the capitalized lease on its headquarters facility and the sale of its operations resulted in the sale or abandonment of substantially all of Action' s property, plant and equipment as of June 30, 1996. The remaining book value as of June 30, 1996 was comprised of computer equipment and office furniture and fixtures in continuing use through June 30, 1997, at which time all property, plant and equipment was either fully depreciated or written off, as the result of the value of the assets having been impaired, based on an undiscounted cash flow analysis.

Historically, Action provided for depreciation (including amortization of assets held under capital leases) over the estimated useful lives or lease terms of the assets, principally on the straight-line method. Estimated useful lives used in providing for depreciation have been 20-40 years for buildings and 3-15 years for machinery and equipment. Equipment remaining as of June 30, 1996 was depreciated based on useful lives of 3 to 7 years.

Property, plant and equipment is comprised of the following (in thousands):

                                    1997        1996
                                    ----        ----
Machinery and equipment            $ 675      $ 5,981
(Less allowances)                   (675)      (5,596)
                                   ------     --------
                                   $   0      $   385
                                   ======     ========

Income Taxes: Action accounts for income tax expense and liabilities under the liability method. Deferred income taxes are provided for temporary differences between financial and income tax reporting, relating principally to restructuring charges, reserves for losses on investments and other assets, depreciation and deferred compensation.

Employees' Retirement Plans: Action has defined contribution retirement plans covering substantially all of its employees. The plans provide for defined contributions based on eligible employees' compensation. It is the policy to fund retirement plan costs accrued.

Revenue Recognition: Action has historically recognized revenue from the sale of merchandise at the time of shipment to its customers. In the case of sales where the customer had the right to return unsold goods
(guaranteed sales), revenue recognized was reduced for estimated returns, based on historical experience.

Interest Allocation: Action has allocated interest to discontinued operations based on the receivables and inventories used in such operations.

Impact of Recently Issued Accounting Standards: Action adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS No. 121") in the fiscal year ended June 30, 1996. The adoption of SFAS No. 121 had no material impact on the Action's financial position or results of operations.

Action has adopted the proforma disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans. The measurement and recognition provisions of SFAS No. 123 are optional, and Action is permitted to continue to account for its stock-based compensation plans under previous accounting standards. Action has not adopted the recognition provisions of SFAS No. 123.


NOTE B -- SALE OF OPERATING ASSETS

Action's inventories and intellectual property were sold at a price equal to 63.3% of the historical cost of the inventory sold plus a cash payment of $100,000. The aggregate proceeds of the sale of approximately $1.6 million, were used to repay debt under Action's credit arrangements, and trade payables. The estimated loss on the sale (approximately $600,000) was recorded in the accompanying financial statements as of June 30, 1996.
 In addition, in the year ended June 30, 1996 Action incurred additional inventory losses of approximately $1.8 million related to the disposition of its current operations, including excess quantities and other obsolete inventories, primarily display materials; unabsorbed merchandise purchasing costs related to Action's low level of purchasing in 1996 and the writeoff of unamortized customer display costs. These losses were recorded as a reduction in the value of the inventories as of June 30, 1996. Sales of the remaining inventories during the year ended June 30, 1997 were at prices equal to or greater than the net book value as of June 30, 1996.


NOTE C -- DISCONTINUED OPERATIONS

Kensington Lamp Company: Action owns 100% of the common stock of Kensington Lamp Company (KLC), now inactive, but formerly an assembler of lead crystal and other table lamps. Action sold certain of the assets and the business to KLC management in September of 1995. The sale was recorded in the financial statements as of the year ended June 24, 1995. Terms of the sale included retention of accounts receivable by Action, assumption of inventory-related accounts payable by the buyer, and an interest bearing note secured by a second mortgage on inventories and receivables, payable over a 42 month period which began November 1, 1995, in equal installments of $38,232 plus interest. As of June 30, 1997 and June 30, 1996 the amount receivable under the note was $994,000 and $1,299,900 respectively. The buyer has been unable to meet its payment obligations to Action under the note, as a result of a default under the buyer's financing arrangements with a third-party financial institution. The buyer is refinancing its third-party financing package, and Action expects its note to be refinanced as a result. A portion of this note (30% or approximately $270,000) has been assigned as partial consideration for the settlement of certain former employee severance obligations (Note M).

The financial statements reflect KLC as a discontinued operation. Total sales for KLC were $10.1 million for 1995.

Interest allocated to KLC in the accompanying statement of operations for fiscal 1995 was $334,000.

Action Nicholson Color Company: Action owns 100% of the common stock of Action Nicholson Color Company (ANC), now inactive, but formerly a producer of color separations. Action sold the assets and the business of ANC in April of 1994. Terms of the sale included a cash payment at closing and future payments based on sales of the business over the three years subsequent to April 1994. The estimated net realizable value of the remaining payments due ($55,000 as of June 30, 1997) is included in the accompanying balance sheet.


NOTE D -- LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt outstanding at June 30, 1997 included $500,000 in 10% Convertible Notes, due in 2002 which will be coverted to preferred stock on a mandatory basis if the merger with GVS occurs. The Convertible Notes were issued in June 1997 in connection with a private placement financing which is a condition of the GVS merger. An aggregate of $2,000,000 in Notes were sold prior to June 30, 1997, $1,500,000 of which has been loaned to GVS by Action, and $500,000 retained by Action. Subsequent to June 30, 1997 an additional $1,700,000 in Notes were sold, $1,200,000 of which was loaned to GVS. By agreement among Action, GVS and the holders of the Convertible Notes, in the event the merger is not consummated, the liability for repayment of that portion of the Notes which is represented by the loan to GVS will be transferred to GVS under the terms of the private placement financing, and GVS will be responsible for the repayment of the Notes to the extent of the loan from Action to GVS. There are no current maturities of the Convertible Notes. The Notes are subject to mandatory conversion into preferred stock at a price of $1 per share at the time the merger with GVS is consummated. In the event of conversion, the preferred stock will bear an annual dividend rate of 10% and will be redeemable at par value at the option of Action.

Action also has issued 1,850,000 common stock warrants in connection with the private placement financing. The holders of the warrants have the right to purchase one share of Action common stock per warrant at an exercise price of $0.50 per share. The warrants were issued at the rate of one warrant per $2 of Convertible Notes. As a result, 1 million warrants were outstanding as of June 30, 1997, and 1,850,000 as of August, 1997, when the private placement financing was completed. Action common stock has not traded on the public market since October of 1996. Consequently there is no readily determinable fair market value for Action common stock. Management has estimated the value of the warrants to be approximately the $0.50 per share warrant price, and therefore no significant warrant obligation exists as of June 30, 1997.

Long-term debt outstanding at June 30, 1997 and June 30, 1996 also included of $115,000 in 9% Convertible Subordinated Debentures, maturing April 1, 1998. The Debentures may be converted into common stock at a price of $9.87 per share at any time prior to maturity. If conversion does not occur, Action is required to redeem the Debentures on the maturity date, April 1, 1998. The Debentures may be redeemed early, at Action's option, upon payment of a premium. The sale of substantially all of the assets to Mazel and the completion of the merger with GVS in a transaction requiring shareholder approval constitute a default under the Debenture Indenture, and may require redemption of the Debentures.

Credit Facilities: Action no longer maintains a short-term credit arrangement.

Short-term borrowings against credit lines previously maintained ranged from a high of $3.2 million to a low of zero during the 1997 fiscal year. During the year ended June 30, 1996 borrowings ranged from a high of $12.4 million to a low of $2.5 million. The weighted average interest rates, based on the prime rate plus 3.5% were 11.4% and 15.5% during the periods when borrowings were outstanding in 1996 and 1997 respectively.

Action did not meet the required levels of net worth and working capital under the restrictive covenants of its credit agreement as of June 30, 1996, and was not be able to meet these covenants subsequently. The lender's remedies under such a default included the right to demand repayment of the outstanding loan, which was done in the form of a foreclosure sale of Action's remaining inventory at February 12, 1997. The proceeds of the foreclosure sale were applied to repay the outstanding balance under the credit agreement, and the agreement was terminated.

Maturities of Debt: The Convertible Subordinated Debentures due April 1, 1998 ($115,000) mature during fiscal 1998. There are no maturities of long-term debt for the four fiscal years subsequent to 1998 unless the merger with GVS is not consummated, in which case the convertible notes are due and payable in June, 2000.

Interest paid was $450,000 during the year ended June 30, 1997, $2,067,000 in 1996, and $2,098,000 in 1995.


NOTE E -- SALE/LEASEBACK

In 1991 Action refinanced its headquarters facility under a sale/leaseback arrangement. The facility was sold for $14 million, $3.5 million of which was in the form of an interest bearing note receivable. $10.5 million was received in cash. The transaction was accounted for as a financing, wherein the property remained on the books and continued to be depreciated.
 A financing obligation representing the proceeds was recorded, and was reduced based on payments under the lease, similar to a mortgage.

The sale/leaseback financing obligation was eliminated in October of 1996 when Action completed negotiations and agreed to an operating lease on the office space in the facility (which space represents approximately 10% of the total space in the facility) and terminated the prior obligation for the entire facility. In connection with the settlement of the sale/leaseback obligation, the note receivable was reduced to $2.3 million from the original $3.5 million, and the note will not bear interest until 1999. An unrelated third party has leased the entire warehouse portion of the space from the Action's landlord. As a result of Action's vacating the warehouse facilities during March and April of 1996 and the signing of a new operating lease, the capitalized lease obligation was eliminated from the financial statements as of June 30, 1996. The note receivable has been recorded in the financial statements as of June 30, 1997 and June 30, 1996 as follows:

                                  1997              1996
                                  ----              -----
       Note receivable         $2,300,000        $2,300,000
       Valuation allowance      1,380,000         2,300,000
                               ----------        ----------
       Net recoverable amount  $  920,000        $        0
                               ==========        ==========

During 1997 the valuation allowance was reduced by $920,000 as a result of a settlement agreement with certain former employees and their beneficiaries who have agreed to accept 40% of the note (approximately $920,000 in addition to cash of $80,000 and an interest in the Kensington Lamp Note of approximately $270,000 (Note M) in satisfaction of accrued and deferred compensation amounts.

The remainder of the note has been reserved because it does not bear interest until 1999 and because Action's ability to realize some or all of the value of the note beyond the net amount recognized at June 30, 1997, is dependent on whether or not the owner of the facility can sell or refinance the property in sufficient amount to satisfy the first mortgage to a third party, which has priority over Action's note receivable. Such a sale or refinancing, as well as the value at which such a sale or refinancing would occur, is not within the control of Action.

As of June 30, 1996 the valuation allowance against the note receivable reduced the note to a net value of zero. The settlement of the respective obligations during the fiscal year ended June 30, 1997 resulted in other income of $1,240,000, including utilization of the note ($920,000) and reduction of the aggregate obligations ($320,000).

The original sale/leaseback (under which Action was the sole tenant) had a lease term (beginning in April 1991) of twelve years for the office and eight years for the warehouse and required minimum annual rental payments of approximately $1.9 million per year through 1999 and lesser payments thereafter.

The new lease requires minimum annual rental payments of $100,000 per year for the five year period beginning November 1, 1996. Action's office space requirements are currently less than the space rented under the new lease.
 Action and its landlord are actively seeking prospective tenants to relieve Action of some or all of its obligations under the lease. The note resumes the accrual of interest in March of 1999, at which time Action will receive $138,000 interest per year, which may be offset against the rental obligation. Rental obligations may also be offset against the value of the note receivable retained by Action. Termination of the original sale/leaseback lease resulted in elimination of the capitalized lease obligation ($6.9 million at June 30, 1996) from the balance sheet, offset by the elimination of the land, building and certain equipment directly related to the facility with an aggregate net book value of approximately $6.2 million. In addition, Action incurred significant costs associated with vacating the facility.

The income statement effect of the capital lease termination was as follows:

Termination of capital lease obligation              $6,953,000
Property, plant and equipment eliminated - net        6,206,000
Severance, facilities costs, transfer freight           622,000
                                                     ----------
                                                      6,828,000
                                                     ----------
Income from lease termination                        $  125,000
                                                     ==========

NOTE F -- INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred income tax liabilities and assets are as follows:

                                                 1997           1996
                                                 ----           ----
   Deferred Tax Assets:
   Deferred tax benefits associated
     with losses provided for
     restructuring, discontinued
     operations and other asset
     valuation allowances                    $   897,000   $ 6,093,200
   Excess book depreciation over tax              35,000        -
   Net operating loss carryforwards           18,812,000    13,869,000
   Alternative minimum tax credit                805,000       805,000
                                             -----------   -----------
                                              20,549,000    20,767,200

   Deferred Tax Liabilities:
   Excess tax depreciation over book               -           567,600
   Change from LIFO to FIFO                        -           513,600
                                             -----------   -----------
                                                   -         1,081,200
                                             -----------   -----------
   Net deferred tax asset                     20,549,000    19,686,000
   Valuation allowance                        20,549,000    19,686,000
                                             -----------   -----------
   NET DEFERRED TAX ASSET REPORTED           $         0   $         0
                                             ===========   ===========

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:


                                       1997      1996     1995
                                       ----      ----     ----
Federal income tax rate               (34.0)%   (34.0)%  (34.0)%
State income tax, net of
  Federal benefit                        -         -        -
Effect of net operating loss carry-
  forward and valuation allowance      34.0 %    34.0 %   34.0 %
                                      -------   -------  -------
Effective income tax rate               0.0 %     0.0 %    0.0 %
                                      =======   =======  =======

Action has net operating loss carryforwards available for income tax reporting purposes of approximately $47 million expiring in 2008 through 2012 which, upon recognition, based on current tax rates, could result in future tax benefits of approximately $14 million. Action made no tax payments during the years ended June 30, 1997, June 30, 1996 and June 24, 1995.


NOTE G -- EMPLOYEES' RETIREMENT PLANS

Contributions under the Action's retirement plans were zero in 1997, $75,000 in 1996 and $123,000 in 1995. Contributions were for employees subject to a collective bargaining agreement, which provided for such contributions at a rate of 6% of eligible compensation. All employees eligible for contributions under the collective bargaining agreement were terminated prior to June 30, 1996.


NOTE H -- OTHER INCOME (EXPENSE), NET

Other income (expense) consists of the following (in thousands):

                                       1997       1996       1995
                                       ----       ----       ----
Recovery of sales and use tax         $  671      $  -      $   -
Reduction of valuation allowance
Settlement of accrued and
 deferred compensation obligations     1,240         -          -
Gain on sale of equipment                 -          -         296
Gain on sale of property                  -          -         950
Writedown of investment in
 Action Nicholson                         18       (200)      (518)
Arbitration award to sales agent        (183)        -          -
Gain on sale of other assets              -         208         -
Other income (expense), net             (163)       (66)       (54)
                                      -------     ------    -------
                                      $1,583      $ (58)    $  674
                                      =======     ======    =======

NOTE I -- LEASES

Action leases office space and equipment under noncancelable operating leases. Future minimum lease payments under operating leases (including the new facility leases referred to in Note E above) are $281,000 in 1998; $215,000 in 1999; $100,000 in 2000; $100,000 in 2001 and $67,000 in 2002.
Currently there are no leases with payments due beyond June 30, 2002. Rent expense under operating leases (excluding the sale/leaseback transaction which was a capital lease) amounted to $226,000 in 1997, $280,000 in 1996, and $855,000 in 1995.


NOTE J -- COMMITMENTS AND CONTINGENCIES

Action owned property located in Mt. Clemens, Michigan, the book value of which was previously written off. Action sold the property in June of 1995. Action retains an environmental obligation with respect to the Mt. Clemens property but understands that the obligation has been fulfilled by the buyer's completion of the environmental cleanup procedures.

Creditors of Phar-Mor, Inc. previously filed a claim against Action (and other shareholders and former shareholders of Phar-Mor) to recover certain proceeds (approximately $2.6 million) received by Action in connection with a Phar-Mor tender offer in fiscal 1992 for part of Action's investment in the common stock of Phar-Mor. The claim has been denied by summary judgment, with no repayment required of Action An appeal of the denial was filed by the Creditors in September 1995. In October of 1996 the summary judgment was affirmed by the appeals court.


NOTE K -- CREDIT CONCENTRATION

Action has operated in one market segment - sales to retailers.
Substantially all of Action's accounts receivable are from retailers. Action's credit arrangements with its customers are generally unsecured. Credit loss experience has been in line with the expectations of management.

Substantially all operations have been located in the United States. Export sales were less than 10% of net sales.

One customer accounted for 12.6% of consolidated net sales in 1997. During fiscal 1996 one entity accounted for 18.2% of Action's consolidated net sales, as a result of the merger of two customers which accounted for 9.2%
and 9% respectively.   One customer accounted for 11.6% of consolidated net
sales in 1995.

Action had several large customers which were significant to its business. In the fiscal year ended June 30, 1997 Action sold in excess of $500,000 to each of two customers who, in the aggregate, accounted for 22.5% of net sales. In the fiscal year ended June 30, 1996 Action sold in excess of $1 million to each of six customers who, in the aggregate accounted for 42% of net sales. The loss of large customers has had an adverse effect on Action.


NOTE L -- STOCK OPTION PLANS

Action has adopted Stock Option Plans which provide for the granting of stock options to certain key employees and directors. The Plans reserve 1,055,300 shares of common stock. Options are granted at no less than fair market value of the shares at the date of grant.

Option activity for 1997, 1996 and 1995 was as follows:

                               1997         1996         1995
                               ----         ----         ----
Options outstanding at
   beginning of year          193,200      863,731      739,600
Granted                        90,000         -         332,900
Exercised                        -            -            -
Canceled                     (110,200)    (670,531)    (208,769)
                             ---------    ---------    ---------

Outstanding at end of year    173,000      193,200      863,731
                              =======      =======      =======

Option price range             $1.00        $1.00        $1.00
  at end of year                 to           to           to
                               $5.38        $5.38        $6.25

Exercisable at end of year     63,575      117,300      378,800
                              =======      =======      =======

Action has elected to account for its stock option plans in accordance with Accounting Principles Board Opinion No. 25 ("APBO 25"), "Accounting for Stock Issued to Employees," and related interpretations. Under APBO 25, because the exercise price of Action's employee stock options is greater than the market price of the underlying stock at the date of the grant, compensation expense was not recognized during fiscal 1997.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") is applicable to options granted subsequent to December 31, 1994. Had compensation cost for Action's stock option plans been determined based on the fair values at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the effect on net income would not have been material.


NOTE M -- SUBSEQUENT EVENT-SETTLEMENT OF LONG-TERM SEVERANCE AGREEMENTS

In September, 1997 Action completed negotiations of an agreement which settled certain obligations to former officers and their beneficiaries under lifetime severance agreements. The agreement provides for Action to pay $80,000 in cash, assign an interest in the $2.3 million note receivable due to Action in connection with a the 1996 settlement of a 1991 sale/leaseback transaction, which interest approximates $920,000 (Note E), and assign an interest in the amounts remaining due to Action from the sale of its lamp assembly business in 1995, which interest approximates $270,000 (Note C). Upon assignment of the interests in these notes, the obligations are non-recourse to Action. In addition to the recognition of the sale/leaseback note to the extent it is utilized to satisfy the obligations, the settlement results in a reduction of the aggregate amount of the obligations which had been previously recorded in the financial statements by approximately $320,000.


SCHEDULES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

                                                                              Additions
                                                                       -------------------------
                                                                                      Charged to
                                                        Balance at     Charged to       Other                        Balance at
                                                        Beginning      Cost or         Accounts       Deductions        End
Description                                             of Period      Expenses       (Describe)      (Describe)      of Period
                                                        ---------      ----------     ----------      ----------     ----------
Year ended June 24, 1995
Estimated future costs of discontinued
   operation                                               $117         $   -           $  -           ($117)(b)         $0
Allowance for Doubtful Accounts                           1,134            298             -            (954)(a)        478
Restructure reserve:
   Inventory                                                481             -              -            (481)(c)          0
   Property, plant and equipment                             -              -              -              -              -
                                                        ---------------------------------------------------------------------
                                                         $1,732           $298            $0         ($1,552)          $478
                                                        =====================================================================

Year ended June 30, 1996

Allowance for Doubtful Accounts                            $478            $96          $  -           ($221)(a)       $353
                                                        =====================================================================

Year ended June 30, 1997

Allowance for Doubtful Accounts                            $353             $0          $  -           ($303)(a)        $50
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

                                  ACTION INDUSTRIES, INC.
                                       (Registrant)


Date: September 25, 1997          By /s/T. Ronald Casper
                                     -------------------------
                                     T. Ronald Casper
                  President and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	                          Title	                   Date
----                              -----                    ----

/s/T. Ronald Casper            President and             September 25, 1997
-----------------------        Chief Executive Officer
T. Ronald Casper


/s/Kenneth L. Campbell         Senior Vice President,    September 25, 1997
-----------------------        Finance (Principal
Kenneth L. Campbell            Financial and Accounting
                               Officer)


/s/Joel M. Berez               Chairman of the Board     September 25, 1997
-----------------------
Joel M. Berez


/s/Charles C. Cohen            Director                  September 25, 1997
-----------------------
Charles C. Cohen


/s/James H. Knowles, Jr.       Director                  September 25, 1997
-----------------------
James H. Knowles, Jr.


/s/David S. Shapira            Director                  September 25, 1997
-----------------------
David S. Shapira


                               Director                  September 25, 1997
-----------------------
William B. Snow