Form 10-Q
period 1997-09-30
ACTION INDUSTRIES INC
filed 1997-11-12
CIK 2145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________

FORM 10-Q

/X/  QUARTERLY REPORT Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarter ended September 30, 1997

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

Registrant's telephone number, including area code: (412) 274-8104
_________________________________________________________________

The number of shares of the Registrant's common stock outstanding at November 10, 1997 was 5,539,458.
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

         Consolidated Balance Sheets -
           September 30, 1997, September 30, 1996,
           and June 30, 1997

         Consolidated Statements of Operations -
           Three Months Ended September 30, 1997
           and September 30, 1996

         Consolidated Statements of Shareholders' Equity
           (Capital Deficiency) - Three Months Ended
           September 30, 1997 and September 30, 1996

         Consolidated Statements of Cash Flows -
           Three Months Ended September 30, 1997 and
           September 30, 1996

         Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations


Part II. Other Information

Item 2.  Changes in Securities

Item 4.  Submission of Matters to a Vote of
          Security Holders

Item 6.  Exhibits and Reports on Form 8-K


Signatures


PART I.  FINANCIAL INFORMATION

                                   ACTION INDUSTRIES, INC, AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                  UNAUDITED
                                               (In thousands)

                                                               September      September        June
                                                               30, 1997       30, 1996       30, 1997
                                                               --------       --------       --------
ASSETS

Current Assets
  Cash and cash equivalents                                       $499             $5           $582
  Trade accounts receivable, less allowances
    of $0, $377, and $50                                           161          2,218            232
  Inventories                                                       -           2,539             -
  Other current assets                                             100            591            100
                                                                ------         ------         ------
    Total Current Assets                                           760          5,353            914

Property, Plant and Equipment                                       -             307             -

Other Assets
  Note Receivable                                                1,614            754          1,614
  Other                                                            250            193            241
                                                                ------         ------         ------
                                                                $2,624         $6,607         $2,769
                                                                ======         ======         ======

LIABILITIES  AND  SHAREHOLDERS'  EQUITY (CAPITAL DEFICIENCY)

Current Liabilities
  Notes payable and current portion of long-term debt             $115         $1,858           $115
  Accounts payable                                                 635          2,592            970
  Accrued compensation                                             223            604            122
  Other accrued liabilities                                        871            589            969
                                                                ------         ------         ------
    Total Current Liabilities                                    1,844          5,643          2,176

Long-Term Liabilities
  Long-term debt                                                    -             115             -
  Convertible notes payable                                      1,003                           500
  Deferred compensation                                          1,253          1,353          1,426
                                                                ------         ------         ------
    Total Long-Term Liabilities                                  2,256          1,468          1,926

Shareholders' Equity (Capital Deficiency)
  Common stock, $0.10 par value;
    authorized 20,000,000 shares;
    issued 7,187,428 shares                                        719            719            719
  Capital in excess of par                                      25,498         25,498         25,498
  Retained earnings (deficit)                                  (16,119)       (15,147)       (15,976)
                                                                ------         ------         ------
                                                                10,098         11,070         10,241
  Less treasury shares, at cost                                 11,574         11,574         11,574
                                                                ------         ------         ------
    Total Shareholders' Equity (Capital Deficiency)             (1,476)          (504)        (1,333)
                                                                ------         ------         ------
                                                                $2,624         $6,607         $2,769
                                                                ======         ======         ======

See notes to consolidated financial statements.

                     ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                      (In thousands except per share data)

                                                        First Quarter Ended
                                                     ------------------------
                                                     September      September
                                                     30, 1997       30, 1996
                                                     ---------      ---------

NET SALES                                                $0         $3,668


COSTS AND EXPENSES
  Cost of products sold                                   0          2,272
  Operating expenses                                    305          1,975
  Interest expense                                       26            183
                                                      ------         ------
                                                        331          4,430

OTHER INCOME, NET                                       188             29
                                                      ------         ------
LOSS BEFORE INCOME TAXES                               (143)          (733)


PROVISION FOR INCOME TAXES                              -              -
                                                      ------         ------

NET LOSS                                              ($143)         ($733)
                                                      ======         ======


NET LOSS PER SHARE                                   ($0.03)        ($0.13)
                                                     =======        =======

Weighted average shares outstanding                   5,539          5,539
                                                      =====          =====


See notes to consolidated financial statements.

                                 ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY  (CAPITAL DEFICIENCY)
                                                 UNAUDITED
                                    (In thousands except share amounts)

                                           First Quarter Ended September 30, 1997 and September 30, 1996
                                   ----------------------------------------------------------------------------

                                                        Capital    Retained
                                      Common Stock     In Excess   Earnings       Treasury Stock
                                    Shares     Amount   of Par     (Deficit)    Shares      Amount      Total
                                    ------     ------   ------     ---------    ------      ------      -----

BALANCE - JUNE 30, 1996            7,187,428    $719    $25,498    ($14,414)   1,647,970   ($11,574)      $229

  Net  Loss                            -         -         -           (733)       -           -          (733)
                                   ----------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 1996       7,187,428    $719    $25,498    ($15,147)   1,647,970   ($11,574)     ($504)
                                   ============================================================================

BALANCE - JUNE 30, 1997            7,187,428    $719    $25,498    ($15,976)   1,647,970   ($11,574)   ($1,333)

  Net  Loss                            -         -         -           (143)       -           -          (143)
                                   ----------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 1997       7,187,428    $719    $25,498    ($16,119)   1,647,970   ($11,574)   ($1,476)
                                   ============================================================================


See notes to consolidated financial statements.

                             ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            UNAUDITED
                                         (In thousands)
                                                               First  Quarter Ended
                                                            ---------------------------
                                                            September         September
                                                            30, 1997          30, 1996
                                                            ---------         ---------
OPERATING ACTIVITIES:

Net loss                                                     ($143)            ($733)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                                -                  78
  Changes in operating assets and liabilities:
     Trade accounts receivable                                  71               551
     Inventories                                               -               1,389
     Other current assets                                      -                  80
     Accounts payable and accrued expenses                    (505)             (186)
                                                            -------           -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (577)            1,179
                                                            =======           =======

INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment                -                 -
                                                            -------           -------
NET CASH USED IN INVESTMENT ACTIVITIES                           0                 0
                                                            =======           =======

FINANCING ACTIVITIES:

   Notes and acceptances payable                               -              (1,181)
   Principal payments on long-term obligations                 -                 -
   Proceeds of convertible notes payable                       503               -
   Other, net                                                   (9)              (71)
                                                            -------           -------
NET CASH USED IN FINANCING ACTIVITIES                          494            (1,252)
                                                            =======           =======

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (83)              (73)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               582                78
                                                            -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $499                $5
                                                            =======           =======


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACTION INDUSTRIES, INC. AND SUBSIDIARIES

A. The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. With the exception of the consolidated balance sheet which was derived from the audited financial statements as of June 30, 1997, such statements have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

B. The accompanying financial statements reflect all adjustments
   (consisting of normal recurring accruals and estimates) which are, in the opinion of management, necessary for a fair presentation.

C. In October 1996 the Company entered into an agreement to sell its inventory and related intellectual property. The Company's Powerhouse-related assets were sold on October 18, 1996. The Promotional-related assets were sold on February 12, 1997 pursuant to a foreclosure sale by Foothill Capital Corporation ("Foothill"), the Company's secured lender. The assets sold represented substantially all of the operating assets employed in the Company's business. Trade accounts receivable were retained, as were non-operating notes and other receivables from prior sales of the Company's headquarters facility and certain business units. The Company also retained its substantial income tax net operating loss carryforwards.

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

   The terms of the merger call for the Company to issue 3,040,000 shares of its Common Stock and 3,650,000 shares of a new Class B Redeemable Preferred Stock with a par value of $1 per share, in exchange for 100% of the outstanding capital stock of GVS.

   The proposed merger is subject to a number of closing conditions, including a private placement financing transaction which was completed in June, July and August of 1997. The gross proceeds of the financing were $3,700,000, approximately $2,697,000 of which has been loaned to GVS pursuant to the terms of the merger. If the merger is not consummated, GVS is obligated to repay the loan amount directly to the holders of the private placement notes. The securities issued in the private financing transaction will not be registered with the Securities Exchange Commission and may not be offered or sold in the United States without registration or an applicable exemption from registration. The proposed merger is also subject to the approval of the current shareholders of both the Company and GVS. The process of obtaining such approval is expected to be completed in November or December, 1997.

   The American Stock Exchange ("AMEX") halted trading in the Company's Common Stock on October 21, 1996. The AMEX has determined to delist the Company's Common Stock, but has granted a period for the Company to effect an acquisition to satisfy the criteria for AMEX listing. The proposed merger with GVS may or may not result in the Company qualifying for AMEX listing. There can be no assurance that the listing will be maintained.

E. The results of operations for the first fiscal quarter ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. As a result of the asset sales described above, the Company does not currently have an operating business or source of revenue.

F. Inventories consisted primarily of merchandise held for resale. Inventories were valued at the lower of first-in, first-out
   (FIFO) cost or market. All inventories were sold or otherwise disposed of in connection with the asset sales described above.

G. The Company had a credit agreement which provided for up to $10
   million in committed credit lines through June 30, 1997.   In
   connection with the foreclosure sale by Foothill, the credit agreement was terminated as of February 12, 1997.
   The Company did not meet the requirements under the restrictive covenants of the credit agreement as of December 31, 1996, and was not able to meet these covenants subsequently. Foothill's remedies under such a default included the right to demand repayment of the outstanding loan and interest due, which was done in connection with the foreclosure sale of the Company's Promotional-related assets on February 12, 1997.

H. No income tax benefits were provided on the losses incurred in the three month periods ended September 30, 1997 and September
   30, 1996 because realization of such benefits is not reasonably assured.

   Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in the future are approximately $47 million, including losses for financial reporting purposes which have not yet been reported for income tax reporting purposes.

I. In September, 1997 Action completed negotiations of an agreement which settled certain obligations to former officers and their beneficiaries under lifetime severance agreements. The agreement provides for Action to pay $80,000 in cash, assign an interest in the $2.3 million note receivable due to Action in connection with a the 1996 settlement of a 1991 sale/leaseback transaction, which interest approximates $920,000, and assign an interest in the amounts remaining due to Action from the sale of its lamp assembly business in 1995, which interest approximates $270,000 (both included in Other Assets - Notes Receivable in the accompanying balance sheet). Upon assignment of the interests in these notes, the obligations are non-recourse to Action. In addition to the recognition of the sale/leaseback note to the extent it is utilized to satisfy the obligations, the settlement results in a reduction of the aggregate amount of the obligations which had been previously recorded in the financial statements by approximately $320,000. This agreement was reflected in the financial statements as of June 30, 1997. In the first quarter of fiscal 1998 other severance and employment obligations were resolved, resulting in the reduction of the previously recorded liabilities for such obligations in the amount of $96,000.


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

Later in February, 1997 a nonbinding letter of intent was signed providing for Action to acquire General Vision Services, Inc. ("GVS"). A definitive merger agreement was signed in August, 1997, providing for Action to acquire all of the outstanding capital stock of GVS in exchange for approximately 35% of the outstanding common stock of Action, and $3,650,000 of a new Series B Preferred Stock. The merger is subject to a number of conditions, including approval of the shareholders of both Action and GVS.

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

BACKGROUND AND REASONS FOR THE MERGER

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


LIQUIDITY AND CAPITAL RESOURCES

The major source of cash during the first quarter of fiscal 1998 was the issuance of an additional $1,700,000 in convertible notes under the private placement financing. The aggregate amount of the private placement financing was $3,700,000, including $2,000,000 issued prior to June 30, 1997. Net proceeds were $1,485,000 after costs of the financing, $1,047,000 of which was loaned to GVS. Operating losses and repayment of accounts payable and other current obligations were the primary uses of cash. Working capital at September 30, 1997 was a deficit of $1,084,000, improved from deficit working capital of $1,262,000 at June 30, 1997. Action continues to manage the timing of payment of its obligations to deal with this impaired liquidity.

Cash and cash equivalents were $499,000 at September 30, 1997, as compared to $582,000 at June 30, 1997. Cash balances fluctuate daily, as they are used to meet operating requirements.

Accounts receivable of $161,000 at September 30, 1997 decreased from $232,000 at June 30, 1997 as a result of collections. Remaining receivables at September 30, 1997 represent settlements of prior business expected to be collected during the second quarter ending December 31, 1997. No sales have been made since January 1997.

Remaining Promotional inventories were sold in the foreclosure sale to Mazel in February of 1997. Inventories on hand had been $1.1 million at December 31, 1996, decreased from $2.5 million at September 30, 1996 as a result of the sale of the Powerhouse inventories to Mazel.

Aggregate borrowings decreased from $1,973,000 at September 30, 1996 to $615,000 at June 30, 1997. This was the result of the payoff in February 1997 of Action's short-term borrowings under its credit agreement in connection with the foreclosure sale of inventories by Foothill. Borrowings were repaid with cash generated from the sale of inventories and collection of receivables, net of cash used to fund operating losses incurred.
As of September 30, 1997, aggregate borrowings consisted of $115,000 remaining outstanding under the Company's 9% Convertible Debentures due April 1, 1998 and $1,003,000 in 10% Convertible Notes issued in June, July and August, 1997 in connection with the private placement financing required by the GVS merger agreement.

Action did not meet the requirements under the restrictive covenants of its credit agreement with Foothill as of June 30, 1996, September 30, 1996 and December 31, 1996. Foothill waived the non-compliance with the covenants, and continued to provide Action with advances within the borrowing formula and other limitations, with the understanding that the sale to Mazel would provide funds to pay off the financing. Foothill's remedies under such a default included the right to demand repayment of the outstanding loan and interest due, which was done in February of 1997, as a result of the delays in completing the sale to Mazel.

In connection with the foreclosure sale by Foothill, Action's credit agreement was terminated as of February 12, 1997.

The ability of Action to repay its existing obligations and to continue in existence until the merger with GVS can be consummated, is dependent on the realization of Action's remaining assets, as well as the ability to coordinate the timing of payment of its remaining obligations with cash receipts. Unless the merger is consummated, Action cannot continue as a going concern.

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

Action believes that its cash on hand, together with the additional funds generated from its remaining assets, will be sufficient to permit Action to meet most or all of its operating needs until the merger is consummated.

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

Action made no capital expenditures in fiscal 1998 or 1997. Action is not planning any capital expenditures prior to the merger.


RESULTS OF OPERATIONS

FISCAL 1998 COMPARED WITH FISCAL 1997

Net Sales.   There were no sales during the first quarter of fiscal
1998 ended September 30, 1997. Aggregate net sales for the first quarter of fiscal 1997 were $3,668,000. The decline in sales is the result of the sale of the Powerhouse business on October 18, 1996 and the Promotional business on February 12, 1997.

Cost of Products Sold and Gross Profit Margins. There were no sales during the first quarter of fiscal 1998. Gross profit margins (as a percentage of sales) were 38.1% in fiscal 1997, increased from the prior year.

Operating Expenses.  Operating expenses decreased from $1,975,000
(53.8% of sales) in fiscal 1997 to $305,000 in fiscal 1998. The decrease in costs was primarily the result of the sale of the operating businesses and Action's continuing cost reduction efforts.

Interest Expense. The decrease of $157,000 (86%) was due to the payoff of short-term borrowings at the termination of the Company's credit agreement.

Other Income (Expense), Net. Other income of $188,000 in fiscal 1998 included the settlement of severance and other employment obligations of $96,000, settlement of other obligations of $49,000 and net recovery of prior receivable writeoffs of $22,000. The prior year other income amount of $29,000 was comprised of miscellaneous items.

Loss Before Income Taxes. The loss before income taxes decreased from $733,000 in fiscal 1997 to $143,000 in fiscal 1997. The improvement of $590,000 reflects the lower level of operations and the combined effect of all the above.

Provision for Income Taxes. No income tax benefits were provided on the losses in fiscal 1998 and 1997 because realization of such benefits cannot be reasonably assured. Net operating loss carryforwards available to offset future taxable income and thereby reduce future income taxes payable are approximately $47 million, including losses for financial reporting purposes which have not yet been reported for income tax reporting purposes due to timing differences.

Net Loss. The decrease of $590,000 reflects the combined effect of all of the above.


PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES
__________________________________________________________________

During June, July and August, 1997, the Company issued $3,700,000 principal amount of its 10% Convertible Notes, convertible into a new Class A Preferred Stock upon completion of the merger with General Vision Services, Inc.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
__________________________________________________________________

The Company did not submit any matters to a vote of security holders during the first quarter of fiscal 1998 (quarter ending
September 30, 1997).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
__________________________________________________________________

The following documents are filed as part of this report:


(a)  Exhibits: None

(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.


SIGNATURES
__________________________________________________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACTION INDUSTRIES, INC.
                                        (Registrant)



Date: November 12, 1997          T. RONALD CASPER
                                 -----------------------------
                                 T. Ronald Casper
                                 Acting President and
                                 Chief Executive Officer


Date: November 12, 1997          KENNETH L. CAMPBELL
                                 -----------------------------
                                 Kenneth L. Campbell
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                   Accounting Officer)