Form 10-Q
period 1997-12-31
ACTION INDUSTRIES INC
filed 1998-02-13
CIK 2145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________________

FORM 10-Q

/X/  QUARTERLY REPORT Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarter ended December 31, 1997

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

The number of shares of the Registrant's common stock outstanding at February 10, 1998 was 5,539,458.
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

         Consolidated Balance Sheets -
           December 31, 1997, December 31, 1996,
           and June 30, 1997

         Consolidated Statements of Operations -
           Six Months and Three Months Ended
           December 31, 1997 and December 31, 1996

         Consolidated Statements of Shareholders' Equity
           (Capital Deficiency) - Six Months Ended
           December 31, 1997 and December 31, 1996

         Consolidated Statements of Cash Flows -
           Six Months Ended December 31, 1997 and
           December 31, 1996

         Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations


Part II. Other Information

Item 2.  Changes in Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                                     ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)

						     UNAUDITED

                                                                December       December         June
                                                                31, 1997       31, 1996       30, 1997
                                                                --------       --------       --------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $59           $195           $582
   Trade accounts receivable, less allowances
     of $0, $393, and $50                                           20          2,298            232
   Inventories                                                     -            1,088            -
   Other current assets                                            100            367            100
                                                                ------         ------         ------
      TOTAL CURRENT ASSETS                                         179          3,948            914

PROPERTY, PLANT AND EQUIPMENT                                       -             208            -

OTHER ASSETS
   Notes receivable                                              1,614            621          1,614
   Other                                                           238            178            241
                                                                ------         ------         ------
                                                                $2,031         $4,955         $2,769
                                                                ======         ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
   Notes payable and current portion of long-term debt            $115           $916           $115
   Accounts payable                                                492          2,928            970
   Accrued compensation                                            139            528            122
   Other accrued liabilities                                       777            321            969
                                                                ------         ------         ------
      TOTAL CURRENT LIABILITIES                                  1,523          4,693          2,176

LONG-TERM LIABILITIES
   Long-term debt                                                  -              115            -
   Convertible notes payable                                     1,003            -              500
   Deferred compensation                                         1,172          1,482          1,426
                                                                ------         ------         ------
      TOTAL LONG-TERM LIABILITIES                                2,175          1,597          1,926

SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Common stock, $0.10 par value;
      authorized 20,000,000 shares;
      issued 7,187,428 shares                                      719            719            719
   Capital in excess of par                                     25,498         25,498         25,498
   Retained earnings (deficit)                                 (16,310)       (15,978)       (15,976)
                                                                ------         ------         ------
                                                                 9,907         10,239         10,241
   Less treasury shares, at cost                                11,574         11,574         11,574
                                                                ------         ------         ------
TOTAL SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)                 (1,667)        (1,335)        (1,333)
                                                                ------         ------         ------
                                                                $2,031         $4,955         $2,769
                                                                ======         ======         ======
See notes to consolidated financial statements.

                          ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands except per share data)

                                        UNAUDITED

                                                  Six Months Ended           Three Months Ended
                                               ----------------------      ----------------------
                                               December      December      December      December
                                               31, 1997      31, 1996      31, 1997      31, 1996
                                               --------      --------      --------      --------
NET SALES                                            $0        $5,424            $0        $1,756

COSTS AND EXPENSES
  Cost of products sold                               0         3,654             0         1,382
  Operating expenses                                575         3,445           270         1,470
  Interest expense                                   54           379            28           196
                                                --------      --------      --------      --------
                                                    629         7,478           298         3,048

OTHER INCOME (EXPENSE), NET                         295           490           107           461
                                                --------      --------      --------      --------

LOSS BEFORE INCOME TAXES                           (334)       (1,564)         (191)         (831)

PROVISION FOR INCOME TAXES                          -             -             -             -
                                                --------      --------      --------      --------
NET  LOSS                                         ($334)      ($1,564)        ($191)        ($831)
                                                ========      ========      ========      ========

NET LOSS PER SHARE                               ($0.06)       ($0.28)       ($0.03)       ($0.15)
                                                ========      ========      ========      ========

Weighted average shares outstanding               5,539         5,539         5,539         5,539
                                                ========      ========      ========      ========

See notes to consolidated financial statements.

                                    ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                                       (In thousands except share amounts)

                                                     UNAUDITED

                                                 Six Months Ended December 31, 1997 and December 31, 1996
                                           ---------------------------------------------------------------------------
                                                                Capital     Retained
                                             Common Stock      In Excess    Earnings       Treasury Stock
                                           Shares     Amount    of Par      (Deficit)    Shares     Amount     Total
                                           ------     ------    ------      ---------    ------     ------     -----
BALANCE - JUNE 30, 1996                   7,187,428    $719     $25,498     ($14,414)   1,647,970  ($11,574)     $229

  Net Loss                                   -           -         -          (1,564)       -          -       (1,564)
                                          ----------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1996               7,187,428     719      25,498      (15,978)   1,647,970   (11,574)   (1,335)
                                          ============================================================================

BALANCE - JUNE 30, 1997                   7,187,428     719      25,498      (15,976)   1,647,970   (11,574)   (1,333)

  Net Loss                                   -           -         -            (334)       -          -         (334)
                                          ----------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1997               7,187,428    $719     $25,498     ($16,310)   1,647,970  ($11,574)  ($1,667)
                                          ============================================================================

See notes to consolidated financial statements.

                    ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  UNAUDITED
                                                                  Six Months Ended
                                                               -----------------------
                                                               December       December
                                                               31, 1997       31, 1996
                                                               --------       --------
OPERATING ACTIVITIES:
Net loss                                                        ($334)        ($1,564)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                                   -               160
  Changes in operating assets and liabilities:
     Trade accounts receivable                                    212             471
      Inventories                                                 -             2,840
      Other current assets                                        -               304
      Accounts payable and accrued expenses                      (907)           (194)
                                                               -------         -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (1,029)          2,017
                                                               =======         =======

INVESTING ACTIVITIES:

Payments received on notes receivable                             -               229
                                                               -------         -------
NET CASH USED IN INVESTMENT ACTIVITIES                              0             229
                                                               =======         =======
FINANCING ACTIVITIES:

   Notes and acceptances payable                                  -            (2,123)
   Payment of deferred compensation                               -               (72)
   Proceeds of convertible notes payable                          503             -
   Other, net                                                       3              66
                                                               -------         -------
NET CASH USED IN FINANCING ACTIVITIES                             506          (2,129)
                                                               =======         =======

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (523)            117

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  582              78
                                                               -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $59            $195
                                                               =======         =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACTION INDUSTRIES, INC. AND SUBSIDIARIES

A. The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. With the exception of the consolidated balance sheet, which was derived from the audited financial statements as of June 30, 1997, such statements have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

D. In April 1997 the Company announced that it had signed a letter of intent to acquire General Vision Services, Inc. ("GVS"), a direct and third-party provider of retail vision services primarily in the New York City metropolitan area, as well as elsewhere in New York and surrounding states, and in Florida. On August 12, 1997 Action and GVS entered into a definitive merger agreement.

    The terms of the merger call for the Company to issue
    3,040,000 shares of its Common Stock and 3,650,000 shares of a new Class B Redeemable Preferred Stock with a par value of $1 per share, in exchange for 100% of the outstanding capital stock of GVS.

    The proposed merger is subject to a number of closing conditions, including a private placement financing transaction which was completed in June, July and August of 1997. The gross proceeds of the financing were $3,700,000, approximately $2,697,000 of which has been loaned to GVS pursuant to the terms of the merger. If the merger is not consummated, Action may elect to cause GVS to be obligated to repay the loan amount directly to the holders of the private placement notes. The securities issued in the private financing transaction will not be registered with the Securities Exchange Commission and may not be offered or sold in the United States without registration or an applicable exemption from registration. The proposed merger is also subject to the approval of the current shareholders of both the Company and GVS. The process of obtaining such approval is expected to be completed in March, 1998. Action will require additional working capital financing in order to avoid liquidation prior to consummating the merger. Accordingly, there can be no assurance that the merger will be consummated.

    The American Stock Exchange ("AMEX") halted trading in the Company's Common Stock on October 21, 1996. The AMEX determined to delist the Company's Common Stock in January of 1997. AMEX had granted a period for the Company to effect an acquisition to satisfy the criteria for AMEX listing, but reinstated its determination to delist in January of 1998. The Company has exercised its right of appeal in an effort to maintain its AMEX listing. The proposed merger with GVS may or may not result in the Company qualifying for AMEX listing. There can be no assurance that the listing will be maintained.

E. The results of operations for the second fiscal quarter and the six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year. As a result of the asset sales described above, the Company does not currently have an operating business or source of revenue.

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

H. No income tax benefits were provided on the losses incurred in the three and six month periods ended December 31, 1997 and December 31, 1996 because realization of such benefits is not reasonably assured.

    Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in the future are approximately $47 million, including losses for financial reporting purposes which have not yet been reported for income tax reporting purposes.

I. In September, 1997 Action completed negotiations of an agreement which settled certain obligations to former officers and their beneficiaries under lifetime severance agreements. The agreement provides for Action to pay $80,000 in cash, assign an interest in the $2.3 million note receivable due to Action in connection with a the 1996 settlement of a 1991 sale/leaseback transaction, which interest approximates $920,000, and assign an interest in the amounts remaining due to Action from the sale of its lamp assembly business in 1995, which interest approximates $270,000 (both included in Other Assets - Notes Receivable in the accompanying balance sheet). Upon assignment of the interests in these notes, the obligations are non-recourse to Action. In addition to the recognition of the sale/leaseback note to the extent it is utilized to satisfy the obligations, the settlement results in a reduction of the aggregate amount of the obligations which had been previously recorded in the financial statements by approximately $320,000. This agreement was reflected in the financial statements as of June 30, 1997. In the six month period ended December 31, 1997 other severance and employment obligations were resolved, resulting in the reduction of the previously recorded liabilities for such obligations in the amount of $135,000, $39,000 of which occurred in the quarter ended December 31, 1997.


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


LIQUIDITY AND CAPITAL RESOURCES

The major source of cash during the first six months of fiscal 1998 was the issuance of additional convertible notes under the private placement financing. The aggregate amount of the private placement financing was $3,700,000, including $2,000,000 issued prior to June 30, 1997. Net proceeds from the $1,700,000 notes issued in fiscal 1998 were $1,485,000 after costs of the financing. Action retained $438,000 of the net proceeds for its own purposes, and loaned the remaining $1,047,000 to GVS in accordance with the terms of the merger agreement. Total net proceeds of the private placement financing were $3,226,000, $2,352,000 of which was loaned to GVS. Operating losses and repayment of accounts payable and other current obligations were the primary uses of cash. Working capital at December 31, 1997 was a deficit of $1,344,000, comparable to deficit working capital of $1,262,000 at June 30, 1997. Action continues to manage the timing of payment of its obligations to deal with this impaired liquidity.

Cash and cash equivalents were $59,000 at December 31, 1997, as compared to $582,000 at June 30, 1997. Cash balances fluctuate daily, as they are used to meet operating requirements.

Accounts receivable of $20,000 at December 31, 1997 decreased from $232,000 at June 30, 1997 as a result of collections. Remaining receivables at December 31, 1997 represent settlements of prior business expected to be collected during the third quarter ending March 31, 1998. No sales have been made since January 1997.

Remaining Promotional inventories were sold in the foreclosure sale to Mazel in February of 1997. Inventories on hand had been $1.1 million at December 31, 1996, decreased from $2.5 million at September 30, 1996 as a result of the sale of the Powerhouse inventories to Mazel.

Aggregate borrowings decreased from $1,031,000 at December 31, 1996 to $615,000 at June 30, 1997. This was the result of the payoff in February 1997 of Action's short-term borrowings under its credit agreement in connection with the foreclosure sale of inventories by Foothill. Borrowings were repaid with cash generated from the sale of inventories and collection of receivables, net of cash used to fund operating losses incurred.
 As of December 31, 1997, aggregate borrowings consisted of $115,000 remaining outstanding under the Company's 9% Convertible Debentures due April 1, 1998 and $1,003,000 in 10% Convertible Notes issued in June, July and August, 1997 in connection with the private placement financing required by the GVS merger agreement.

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

Action has negotiated the settlement of certain long-term severance obligations to satisfy those obligations, in part, by utilizing a partial interest in a long-term note receivable due to Action as a result of the sale/leaseback of its headquarters facility several years ago. The note receivable is valued in the accompanying balance sheet at the amount of those obligations which the partial interest in the note receivable will offset by agreement. The remainder of the note receivable has been offset by a valuation allowance.

Action must obtain additional financing to provide cash resources required to meet its needs until the closing of the merger can be completed. The ability of Action to repay its existing obligations and to continue in existence until the merger with GVS can be consummated is dependent on the realization of Action's remaining assets as well as the ability to obtain additional financing, and the ability to coordinate the timing of payment of its remaining obligations with cash receipts. Unless the merger is consummated and/or additional financing is obtained, Action cannot continue as a going concern.

Action believes that its cash on hand, together with the additional funds generated from its remaining assets and possible additional financing to be obtained, may be sufficient to permit Action to meet most or all of its operating needs until the merger is consummated, provided that the merger is consummated early in calendar year 1998. If these conditions are not met, it is likely that Action will be liquidated.

For the longer term, if Action is to benefit from the use of its tax net operating losses it must improve its liquidity through the operations of GVS in the merger. Unless the merger is completed shortly, there can be no assurance that the Action's capital resources will be sufficient to meet its operating needs, in which case material adverse consequences may result. Such consequences would most likely involve liquidation of Action.

Action made no capital expenditures in fiscal 1998 or 1997.
Action is not planning any capital expenditures prior to the merger.


RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 1998 COMPARED WITH SECOND QUARTER OF
FISCAL 1997

Net Sales.   There were no sales during the second quarter of
fiscal 1998 ended December 31, 1997. Aggregate net sales for the second quarter of fiscal 1997 were $1,756,000. The decline in sales is the result of the sale of the Powerhouse business on October 18, 1996 and the Promotional business on February 12, 1997.

Cost of Products Sold and Gross Profit Margins. There were no sales during the second quarter of fiscal 1998. Gross profit margins (as a percentage of sales) were 21.3% in fiscal 1997.

Operating Expenses. Operating expenses decreased from $1,470,000 (83.7% of sales) in fiscal 1997 to $270,000 in fiscal 1998. The decrease in costs was primarily the result of the sale of the operating businesses and Action's continuing cost reduction efforts.

Interest Expense. The decrease of $168,000 (86%) was due to the payoff of short-term borrowings at the termination of the Company's credit agreement.

Other Income (Expense), Net. Other income of $107,000 in fiscal 1998 included the settlement of severance and other employment obligations of $39,000 and settlement of other obligations of $65,000, and other miscellaneous items. The prior year other income amount of $461,000 included recovery of sales and use taxes paid in prior years ($671,000, including interest) net of charges in connection with the settlement of an arbitration award to a former sales agent ($175,000), and other miscellaneous items.

Loss Before Income Taxes. The loss before income taxes decreased from $831,000 in fiscal 1997 to $191,000 in fiscal 1998. The improvement of $640,000 reflects the lower level of operations and the combined effect of all the above.

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


SIX MONTH PERIOD OF FISCAL 1998 COMPARED WITH SIX MONTH PERIOD OF
FISCAL 1997

Net Sales.   There were no sales during the first six months of
fiscal 1998 ended December 31, 1997. Aggregate net sales for the first six months of fiscal 1997 were $5,424,000. The decline in sales is the result of the sale of the Powerhouse business on October 18, 1996 and the Promotional business on February 12, 1997.

Cost of Products Sold and Gross Profit Margins. There were no sales during the first six months of fiscal 1998. Gross profit margins (as a percentage of sales) were 32.6% in fiscal 1997.

Operating Expenses. Operating expenses decreased from $3,445,000 (63.5% of sales) in fiscal 1997 to $575,000 in fiscal 1998. The decrease in costs was primarily the result of the sale of the operating businesses and Action's continuing cost reduction efforts.

Interest Expense. The decrease of $325,000 (86%) was due to the payoff of short-term borrowings at the termination of the Company's credit agreement.

Other Income (Expense), Net. Other income of $295,000 in fiscal 1998 included the settlement of severance and other employment obligations of $135,000, settlement of other obligations of $114,000 and other miscellaneous items. The prior year other income amount of $490,000 included recovery of sales and use taxes paid in prior years ($671,000, including interest) net of charges in connection with the settlement of an arbitration award to a former sales agent ($175,000), and other miscellaneous items.

Loss Before Income Taxes. The loss before income taxes decreased from $1,564,000 in fiscal 1997 to $334,000 in fiscal 1998. The improvement of $1,230,000 reflects the lower level of operations and the combined effect of all the above.

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

Net Loss. The decrease of $1,230,000 reflects the combined effect of all of the above.


PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES
_________________________________________________________________

During June, July and August, 1997, the Company issued $3,700,000 principal amount of its 10% Convertible Notes, convertible into a new Class A Preferred Stock upon completion of the merger with General Vision Services, Inc.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
_________________________________________________________________

The Company did not submit any matters to a vote of security holders during the second quarter of fiscal 1998 (quarter ending
December 31, 1997).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)	Exhibits: None

(b)	Reports on Form 8-K:

The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ACTION INDUSTRIES, INC.
                                        (Registrant)



Date: February 10, 1998          T. Ronald Casper
				 --------------------------
				 T. Ronald Casper
                                 Acting President and
                                 Chief Executive Officer


Date: February 10, 1998          Kenneth L. Campbell
				 --------------------------
                                 Kenneth L. Campbell
                                 Senior Vice President, Finance
                                 (Principal Financial and
                                   Accounting Officer)