Form 10-Q
period 1998-03-31
ACTION INDUSTRIES INC
filed 1998-05-15
CIK 2145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
--------------------------------------------------------------------------------

FORM 10-Q

/X/  QUARTERLY REPORT Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarter ended March 31, 1998

Commission File No. 1-6485
--------------------------------------------------------------------------------
                              or

/ /  TRANSITION REPORT Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
--------------------------------------------------------------------------------
ACTION INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------
Pennsylvania
(State or other jurisdiction of incorporation or organization)
--------------------------------------------------------------------------------
25-0918682
(I.R.S. Employer Identification No.)
--------------------------------------------------------------------------------
330 west 42nd Street, New York, New York                10036-6902
(Address of principal executive offices)                (Zip Code)
--------------------------------------------------------------------------------
Registrant's telephone number, including area code: (212) 594-2580
--------------------------------------------------------------------------------
The number of shares of the Registrant's common stock outstanding at April 15, 1998 was 5,539,458.
--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No
                                           -----       -----

INDEX

ACTION INDUSTRIES, INC. AND SUBSIDIARIES


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -
           March 31, 1998, March 31, 1997,
           and June 30, 1997

         Consolidated Statements of Operations -
           Nine months and Three Months Ended
           March 31, 1998 and March 31, 1997

         Consolidated Statements of Shareholders' Equity
           (Capital Deficiency) - Nine months Ended
           March 31, 1998 and March 31, 1997

         Consolidated Statements of Cash Flows -
           Nine months Ended March 31, 1998 and
           March 31, 1997

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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                    ACTION INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                    UNAUDITED


                                                      March 31,  March 31,   June 30,
                                                        1998       1997       1997
ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                          $   109    $   411    $   582
  ACCOUNTS RECEIVABLE
    NET OF ALLOWANCES                                  3,690        937        232
  INVENTORIES                                          1,153         --         --
  NOTES RECEIVABLE                                       675

  OTHER CURRENT ASSETS                                   218        418        100
                                                     -------    -------    -------
     TOTAL CURRENT ASSETS                              5,846      1,766        914
                                                     -------    -------    -------
PROPERTY, PLANT AND
 EQUIPMENT, NET                                          737         44         --
                                                     -------    -------    -------
OTHER ASSETS
  NOTES RECEIVABLE                                     2,145        544       1614
  INVESTMENT IN SUBSIDIARY                               765
  DEFERRED ACQUISITION COSTS                             922
  INTANGIBLE ASSETS, NET                                 481
  GOODWILL, NET                                        2,970
  OTHER                                                  255        166        241
                                                     -------    -------    -------
     TOTAL OTHER ASSETS                                7,538        710       1855
                                                     -------    -------    -------
     TOTAL ASSETS                                    $14,121    $ 2,520    $  2769
                                                     =======    =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  NOTES PAYABLE AND OTHER
    DEBT CURRENTLY PAYABLE                           $   588    $    --    $   115
  ACCOUNTS PAYABLE                                     2,603      1,776        970
  ACCRUED EXPENSES                                     2,321        442        122
  LOAN PAYABLE, BANK                                   1,356
  INCOME TAXES PAYABLE                                    --
  OTHER  CURRENT LIABILITIES                             119        326        969
                                                     -------    -------    -------
     TOTAL CURRENT LIABILITIES                         6,987      2,544      2,176
                                                     -------    -------    -------
OTHER LIABILITIES
  LONG TERM DEBT                                           0        115         --
  CONVERTIBLE NOTES                                    3,900                   500
  NOTES PAYABLE                                          436
  DEFERRED EXPENSES                                    1,347      1,459      1,426
  OTHER LIABILITIES                                        7
     TOTAL OTHER LIABILITIES                           5,690      1,574      1,926
                                                     -------    -------    -------
     TOTAL LIABILITIES                                12,677      4,118      4,102
                                                     -------    -------    -------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  COMMON STOCK, PAR VALUE $.10                           719        719        719


PREFERRED STOCK, CLASS A
PREFERRED STOCK, CLASS B

CAPITAL IN EXCESS OF PAR                          25,498         25,498         25,498

RETAINED EARNINGS  (ACCUM. DEFICIT)              (15,340)       (16,241)       (15,976)

MINORITY INTEREST                                  2,141
                                                  ------          -----          -----
                                                  13,018          9,976         10,241
                                                  ------          -----          -----
LESS TREASURY STOCK,  AT COST                    (11,574)       (11,574)       (11,574)
                                                  ------          -----          -----
   TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)         1,443         (1,598)        (1,333)
                                                  ------          -----          -----
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIENCY)           $14,121         $2,520         $2,769
                                                  ======          =====          =====

ACTION INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED


(In thousands except per share data)


                                        Nine Months Ended       Three Months Ended
                                        March        March      March       March
                                        31, 1998     31, 1997   31, 1998    31, 1997
NET SALES                               $   --      $ 5,424     $   --     $   --

COSTS AND EXPENSES
Cost of products sold                       --        3,654         --         --
Operating Expenses                       1,212        4,006        637        561
Interest expense                            65          446         11         67
                                        ------      -------     ------     ------
                                         1,277        8,106        648        628
                                        ------      -------     ------     ------
OTHER INCOME (EXPENSE), NET              1,412          855      1,117        365
                                        ------      -------     ------     ------
INCOME (LOSS) BEFORE INCOME TAXES          135       (1,827)       469       (263)

PROVISION FOR INCOME TAXES                  --           --         --         --
                                        ------      -------     ------     ------
NET INCOME  (LOSS)                      $  135      $(1,827)    $  469     $ (263)
                                        ======      =======     ======     ======



NET INCOME (LOSS) PER SHARE             $  0.02     $ (0.33)    $  0.08    $(0.05)
Weighted average shares outstanding       5,539       5,539       5,539     5,539

ACTION INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIENCY)
UNAUDITED

(In thousands except share amounts)

                                                           Nine Months Ended March 31, 1997 and March 31, 1998
                                                             Capital     Retained
                                        Common Stock        In excess    Earnings   Minority       Treasury Stock
                                      Shares     Amount      of Par     (Deficit)   Interest    Shares        Amount        Total
                                      ------     ------      ------     ---------   --------    ------        ------        -----
Balance - June 30, 1996              7,187,428   $ 719      $25,498      $(14,414)              1,647,970    $(11,574)    $    229

Net Loss                                                                   (1,827)                                        $ (1,827)

Balance - March 31, 1997             7,187,428   $ 719      $25,498      $(16,241)              1,647,970    $(11,574)    $ (1,598)

Net Income                                                                    265                                         $    265

Balance - June 30, 1997              7,187,428   $ 719      $25,498      $(15,976)              1,647,970    $(11,574)    $ (1,333)

Net of Subsidiary equity (deficit)
   in consolidation                                                           501     2,141                               $  2,642

Net Income                                                                    135                                         $    135

Balance - March 31, 1998             7,187,428   $ 719      $25,498      $(15,340)   $2,141     1,647,970    $(11,574)    $  1,444

ACTION INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED


(In thousands)

                                                              Nine Months Ended
                                                             March       March
                                                            31, 1998    31, 1998
OPERATING ACTIVITIES:

Net Income (loss)                                          $   135      $(1,827)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization                                   23          240
Changes in operating assets and liabilities:
Accounts receivable                                         (3,458)       1,832
Inventories                                                 (1,153)       3,928
Other current assets                                          (118)         253
Accounts payable and accrued expenses                        3,832       (1,427)
Increase in investment in goodwill                          (2,970)
Deferred acquisition costs                                    (922)
Other assets                                                   (14)
Other current liabilities                                     (850)
                                                           -------       ------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES            (5,495)       2,999
                                                           =======       ======

INVESTING ACTIVITIES:

Acquisition of property, plant and equipment                  (737)
Investment in affiliates                                      (765)
Purchase of intangible assets                                 (481)
Payments received on notes receivable                                       306
Issuance of notes receivable                                (1,206)
                                                           -------       ------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES            (3,189)         306
                                                           =======       ======
FINANCING ACTIVITIES:

Notes and acceptances payable                                  473       (3,039)
Payment of deferred compensation                               (79)         (95)
Principal payments on long-term obligations                  4,463
Other, net                                                       7          162
Receipts of funds from bank                                    705
Accumulated deficit                                            501
Increase in minority interest                                2,141
                                                           -------       ------
                                                             8,211       (2,972)
                                                           =======       ======

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (473)         333

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               582           78

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     109          411

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACTION INDUSTRIES, INC. AND SUBSIDIARIES

A. The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. With the exception of the consolidated balance sheet, which was derived from the audited financial statements as of June 30, 1997, such statements have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. These financial statements should also be read in conjunction with the Company's Form 8-K filed on April 6, 1998 and the Company's Form 8-KA dated May 15, 1998. These consolidated statements of operations do not contain the results of the operations of the Company's majority owned subsidiary, General Vision Services, Inc. (GVS) acquired in March 20, 1998. The Company will include the results of its GVS subsidiary in its report for the fiscal year ending June 30, 1998.

         The following table sets forth the Pro Forma unaudited results of operations for the three months ended March 31,1998. It presents the consolidated results as if the acquisitions had been consummated as of January 1, 1998 and does not purport to be indicative of the results that actually would have occurred if GVS had been acquired as of that date or of results which may occur in the future of GVS.

                    Pro forma Unaudited Results of Operations


In thousands except for per share data

                                              3 Months Ended March 31, 1998
                                                                                    ADJUSTMENTS      AS
                                              ACTION        GVS         TOTAL      DEBIT  CREDIT  ADJUSTED
NET SALES                                    $   --       $6,210       $6,210                     $6,210

COSTS AND EXPENSES
Cost of products sold                            --        2,485        2,485                      2,485
Operating Expenses                              637        3,130        3,767                      3,767
Interest expense                                 11          101          112                        112
                                             ------       ------       ------                     ------
                                                648        5,716        6,364                      6,364

OTHER INCOME (EXPENSE), NET                   1,117           31        1,148                      1,148
                                             ------       ------       ------                     ------
INCOME (LOSS) BEFORE INCOME TAXES               469          525          994                        994
  AND MINORITY INTEREST

PROVISION FOR INCOME TAXES                       --           --           --                         --
                                             ------       ------       ------                     ------
INCOME (LOSS) BEFORE MINORITY INTEREST          469          525          994                        994

MINORITY INTEREST IN SUBSIDIARY                                                      257             257

NET INCOME  (LOSS)                           $  469       $  525       $  994                     $  737
                                             ======       ======       ======                     ======

NET INCOME (LOSS) PER SHARE                                                                         0.13
Weighted average shares outstanding                                                                5,539

B. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals and estimates) which are, in the opinion of management, necessary for a fair presentation.

C. In October 1996 the Company entered into an agreement to sell its inventory and related intellectual property. The Company's Powerhouse-related assets were sold on October 18, 1996. The Promotional-related assets were sold on February 12, 1997 pursuant to a foreclosure sale by Foothill Capital Corp. (Foothill), the Company's secured lender. The assets sold represented substantially all of the operating assets employed in the Company's business. Trade accounts receivable were retained, as were non-operating notes and other receivables from prior sales of the Company's headquarters facility and certain business units. The Company also retained its substantial income tax net operating loss carryforwards.

         Also in October 1996 the Company finalized negotiations and signed a new lease arrangement for its headquarters facility. The new lease obligates the Company for rent of approximately $100,000 per year for a five-year period under an operating lease. This lease agreement, in conjunction with the physical departure from the warehouse space in the facility, resulted in the elimination as of June 30, 1996 of the previously reported capital lease obligation for the facility.

D. On August 12, 1997 Action and GVS entered into a definitive merger agreement which provides for the Company to issue 3,040,000 shares of its Common Stock and 3,650,000 shares of a new Class B Redeemable Preferred Stock with a par value of $1 per share, in exchange for 100% of the outstanding capital stock of GVS. The merger consideration was to be adjusted based upon the adjusted negative Net Worth of the Company as of the Closing. GVS and the Company have subsequently agreed that the adjusted negative net worth of the Company was fixed at ($525,012). As a result GVS holders will receive an additional 325,012 shares of Preferred B stock upon consummation of the merger.

         The proposed merger is subject to a number of closing conditions, including approval of the respective shareholders of the Company and GVS. In connection with the Company's acquisition of its 50.1% interest in GVS holders of more than 80% of GVS shares have agreed to vote in favor of the merger. Holders of 11% of the Company's stock have executed agreements to vote for the merger. In addition, the Company will need additional working capital to meet its existing obligations, principally the payment of interest due on the notes issued to the investors in its private placement financing. In the event that the Company is required to issue additional equity securities, the terms of the merger will have to modified to permit such issuances and the issuance of additional equity may adversely affect the Company's ability to retain the availability of its net operating loss carryforwards. Accordingly, it is likely that the terms of merger will be materially altered and there can be no assurance that the merger as modified will be approved by the shareholders of either company or will be consummated.

         In June 1997, the Company commenced a private placement financing transaction that was completed in March, 1998. The Company sold Convertible Notes which were convertible into Series A Preferred Stock upon completion of the merger with GVS and warrants to purchase common stock exercisable at $0.50 per share. The gross proceeds of the financing were $3,900,000, approximately $2,697,000 of which was loaned to GVS pursuant to the terms of the Merger Agreement. This loan was subsequently applied to the purchase price of the GVS shares purchased by the Company. The securities issued in the private financing transaction have not been registered with the Securities Exchange Commission and may not be offered or sold in the United States without registration or an applicable exemption from registration. The private placement purchasers have been granted certain registration rights with respect to the securities purchased by them.

         The American Stock Exchange (AMEX) halted trading in the Company's Common Stock on October 21, 1996. The AMEX determined to delist the Company's Common Stock in January of 1997. AMEX had granted a period for the Company to effect an acquisition to satisfy the criteria for AMEX listing, but reinstated its determination to delist in January of 1998. The Company has exercised its right of appeal in an effort to maintain its AMEX listing. The proposed merger with GVS may or may not result in the Company qualifying for AMEX listing. On March 24, 1998 a hearing was held at the AMEX to consider the Company's appeal and the decision of the Hearing Panel is pending. On May 12, 1998 the staff determination to delist was affirmed by the AMEX and application has been made to the SEC to delist. Accordingly it is anticipated that the Action stock will be delisted.

E. The results of operations for the third fiscal quarter and the nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. As a result of the asset sales and acquisition of its 50.1% interest in GVS, the Company's results for the current periods are not comparable to the results for earlier periods. The net income reported by the company for the three months ended March 31, 1998 was an extraordinary event related to the filing of a claim for a refund due for income taxes paid in earlier periods and settlement of certain claims for less than the original amount. The reported interest expense is net of amounts paid by GVS directly to holders of Convertible Notes. Since the closing of the Acquisition on March 31, 1998 GVS is no longer directly obligated to pay the interest on the Convertible Notes. As a result the Company's future interest obligations on the Convertible Notes will be substantially greater than the amounts reported for the nine months and three month periods ending March 31, 1998.

F.        Inventories consisted primarily of merchandise held for resale.
         Inventories were valued at the lower of first-in, first-out (FIFO) cost or market. All inventories used in connection with its Replenishment and Promotional businesses were sold or otherwise disposed of in connection with the asset sales described above. The reported inventories consist entirely of the inventory of the Company's GVS subsidiary.

G. The Company had a credit agreement, which provided for up to $10 million in committed credit lines through June 30, 1997. In connection with the foreclosure sale by Foothill, the credit agreement was terminated as of February 12, 1997.

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

         The Company's GVS subsidiary has a credit agreement that provides for revolving credit available based upon 80% of its eligible receivables up to a maximum of $1,750,000. At March 31, 1998, the Company's GVS subsidiary had borrowed $1,356,000 pursuant to this facility. GVS is negotiating an extension of its credit agreement.

H. No income tax benefits were provided on the income reported in the nine-month period ended March 31, 1998 or the loss incurred in the nine-month period ended March 31, 1997. No income tax expense was recognized during the three month period ended March 31, 1998 as the principal source of said income was income tax refunds for taxes paid in prior periods.

         Net operating loss carryforwards available to offset future taxable income and thereby reduce income taxes payable in the future are approximately $47 million, including losses for financial reporting purposes which have not yet been reported for income tax reporting purposes. These operating losses will not be available to offset future taxable income of its subsidiary unless the Company's merger with GVS is completed or the Company acquires more than 80% of the stock of GVS. Restrictions contained in the Internal Revenue Code may restrict the availability significantly. There can be no assurance that the Company will generate sufficient revenues or profits that could be offset by prior losses or that such loss carryforwards will be available after completion of the merger or any alternate transaction.

I. In September 1997 Action completed negotiations of an agreement which settled certain obligations to former officers and their beneficiaries under lifetime severance agreements. The agreement provides for Action to pay $80,000 in cash, assign an interest in the $2.3 million note receivable due to Action in connection with a the 1996 settlement of a 1991 sale/leaseback transaction, which interest approximates $920,000, and assign an interest in the amounts remaining due to Action from the sale of its lamp assembly business in 1995, which interest approximates $270,000 (both included in Other Assets - Notes Receivable in the accompanying balance sheet). Upon assignment of the interests in these notes, the obligations are non-recourse to Action. In addition to the recognition of the sale/leaseback note to the extent it is utilized to satisfy the obligations, the settlement results in a reduction of the aggregate amount of the obligations which had been previously recorded in the financial statements by approximately $320,000. This agreement was reflected in the financial statements as of June 30, 1997. In the six-month period ended March 31, 1997 other severance and employment obligations were resolved, resulting in the reduction of the previously recorded liabilities for such obligations in the amount of $135,000, $39,000 of which occurred in the quarter ended March 31, 1997.

J. On March 20, 1998, the Company acquired approximately 50.1% of the issued and outstanding shares of common stock of GVS, in exchange for $5.2 million consisting of notes payable to Action of $2.7 million representing funds previously advanced to GVS in connection with a private placement financing completed in August, 1997, and a $2.5 million secured Note. The Note is secured by a lien on Action assets and a subordinate lien on the GVS stock acquired by Action. GVS is a provider of retail vision services primarily in the New York City metropolitan area, as well as elsewhere in New York and surrounding states, and in Florida. The consideration for the purchase was established through arms'-length negotiations between Action and GVS. Upon completion of the Acquisition of GVS, the Company was solely responsible for payment of the obligations due to the holders of the Convertible Notes. The Note Holders have a priority security interest in the GVS shares and in the event that Action is not able to meet its obligations for the payment of interest the Note Holders may foreclose on the GVS shares.

K. On March 30, 1998 the Board of Directors of the Company authorized the formation of two new subsidiaries, General Dental Management, Inc.
         (GDM) and General Vision Management, Inc. (GVM). Each subsidiary intends to engage in the business of managing professional practices in their respective fields. Effective as of May 1, 1998 GVM entered into a Practice Management Agreement (PPM) with respect to four optical stores and optometric practices. GDM has not yet begun operations. There can be no assurance that the Company will have sufficient working capital to adequately fund these businesses or that financing can be obtained for their operations or that the revenues generated from these operations will be sufficient to enable the company to meet its current obligations including interest due on its Convertible Notes.

L. Also on March 30, 1998 the Board of Directors approved the purchase of an option held by GVS to purchase one-half of the issued and outstanding shares of General Hearing Services, Inc. (GHS) and a note owed by GHS to GVS in consideration for the assignment of a portion of the Company's interest in a Note receivable in connection with the prior sale of its real property. The Company is negotiating with the owners of GHS to acquire the remaining shares and thereby make GHS a wholly owned subsidiary of the Company. The company has undertaken a due diligence examination of GHS to determine a fair price. There can be no assurance that the Company and the owners of GHS will ultimately agree on the purchase price and other terms of the acquisition or that GHS will generate sufficient revenues and profits to meet its current obligations.

M. On April 1, 1998 the Company defaulted on its outstanding convertible subordinated debentures having an aggregate principal balance of $115,000. On or about April 17, 1998 certain members of the Board of Directors of the Company and GVS management purchased the defaulted debentures from the Trustee for the Holders and have subsequently tendered the debentures to the Company in exchange for which the Company intends to issue 262,857 shares of stock. It is anticipated that the stock will be issued during May 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

GENERAL

Until February 1997, the principal business of Action Industries, Inc. and its Subsidiaries (Action or the Company) was the sale of comprehensive promotional programs to retailers. These programs were designed to provide a broad range of products, programs, displays and services for retail stores. The principal product categories were housewares (kitchenware, cleaning aids, food storage), plastic products for the home, picture frames, toys, stationery, closet accessories, health and beauty aids and similar products.

In October 1996 Action sold part of its business and operating assets to Mazel Stores, Inc. (Mazel) and in February 1997 Action's secured lender sold substantially all of the remaining operating assets to Mazel in a foreclosure sale.

Later in February 1997 a nonbinding letter of intent was signed providing for Action to acquire General Vision Services, Inc. (GVS). A definitive merger agreement was signed in August, 1997, providing for Action to acquire all of the outstanding capital stock of GVS in exchange for approximately 35% of the outstanding common stock of Action, and $3,650,000 of a new Series B Preferred Stock. The amount of Series B Preferred Stock was subsequently increased by agreement to $3,975,012 as a result of the deterioration of the Company's financial condition and net worth. The merger is subject to the approval of the shareholders of both Action and GVS.

GVS markets managed vision care and hearing care plans and offers a full range of vision care products and services at 22 retail stores in New York City. GVS sells prescription eyeglasses, contact lenses and related accessories. In addition, at each store GVS engages one or more licensed optometrists and opticians who perform eye examinations and assist in the selection and fitting of eyewear. GVS also operates a production laboratory that supplies its retail stores with eyewear. GVS markets its services principally to labor unions and managed care organizations (MCO's). Eligible members of the union or MCO receive an eye examination and a pair of prescription eyeglasses or contact lenses for a fixed price, which can range from $50 to $200. Currently GVS has non-exclusive agreements with approximately 525 unions and six MCO's representing in excess of 6.5 million members. 0Approximately 375,000 of these members are customers of GVS. GVS has agreements with 217 independent vision care providers, to whom it refers eligible members who live in areas in which GVS does not have a retail store. GVS also markets hearing care plans to MCO's and supplies and manufactures ophthalmic lenses, frames and other supplies to its Network through its partly owned unconsolidated subsidiary 21st Century Optics, Inc.


Background and Reasons for the Acquisition.

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

Action's liquidity was significantly impaired as a result of the decline in sales and the resulting operating losses. Action's credit agreement provided for secured loans on a revolving basis. At June 30, 1996 outstanding borrowings under the credit agreement had been $3.0 million. Action did not meet restrictive covenants in the credit agreement as of June 30, 1996, September 30, 1996 and March 31, 1996 related to minimum levels of net worth and working capital, current ratio, and the ratio of liabilities to tangible net worth.

The Acquisition

Action had previously warned that if it was unable to complete the merger its lack of working capital would have forced it to liquidate. The inability to consummate the merger and deterioration of its financial condition led Action and GVS to seek an alternative to immediate liquidation. On March 20, 1998 Action purchased a 50.1% interest in the outstanding common stock of GVS in exchange for $5,198,000 of which $2,698,000 was paid by conversion of the outstanding Notes from GVS along with a Note in the amount of $2,500,000 (the GVS Note). The GVS Note is secured by the shares of GVS stock sold to the Company and a lien on Action's assets. In the event that Action is unable to fund the unpaid portions of the Note, GVS may be able in a foreclosure to reacquire all of Action's interest subject to the security interest of note holders in the private placement financing. The terms of the Stock Purchase Agreement between GVS and Action do not require that any of GVS' assets would available to pay any liabilities or obligations of Action or that GVS is obligated to fund any of Action's current obligations. Accordingly, unless Action, is able to fund its obligations through its newly formed or future operations, liquidate other assets or obtain additional financing it may, nevertheless, be forced to liquidate its remaining assets

The Action Board of Directors is evaluating various proposals for the issuance of additional debt or equity securities in order to fund all or part of the GVS Note, including a proposal from certain officers and directors to exchange debt for Action equity. Any issuance of additional equity securities may have an adverse affect on the Company's ability to utilize its operating loss carryforwards and may require material modifications to the terms of the merger agreement.

GVS Overview

         GVS was formed in 1984 to acquire all of the shares of General Vision Services Corp., a chain of thirteen retail optical stores and an eyewear laboratory located in New York City. GVS has continued to expand since that time, principally by acquiring independent optical stores and has occasionally sold such stores and/or a participation in the applicable store profits to the parties operating them.

         GVS markets vision care and hearing care plans to Managed care organizations MCO's and provides a range of vision care products and services through the GVS Network consisting of 22 GVS-operated retail optical stores and Participating Providers operating approximately 217 retail optical stores located in New York, New Jersey, Connecticut, Pennsylvania and Florida. GVS supplies and manufactures ophthalmic lenses, frames and other supplies to its Network through its partly owned subsidiary 21st Century Optics, Inc.

         GVS markets its products and services principally to labor unions and union sponsored health, welfare and benefit plans, as well as to HMOs, and employer sponsored health plans (all of the foregoing, collectively, Health Plans). The Company was a pioneer in developing group optical programs sold to managed care administrators of unions and affiliated health plans in the New York Metropolitan Area and believes that it currently provides such programs to more labor unions and affiliated health plans than any other optical company in such locale. GVS has exclusive and preferred provider contracts with MCO's with combined memberships of over 6 Million lives.

         The vision care products sold through the GVS Network includes prescription eyeglasses, contact lenses, sunglasses and related accessories (collectively, eyewear). Each GVS Store is staffed by at least one licensed optometrist, who performs eye examinations, at least one licensed optician, who assists patients in selecting and fitting prescription eyewear, and between two and five sales and reception personnel. GVS' partly owned subsidiary 21st Century Optics operates a laboratory in Queens, NY that produces the prescription eyewear sold in all of the GVS Stores, the GVS Network and to other optical stores and chains.

         GVS also markets hearing care programs to Health Plans, all of which have contracted with GVS to provide vision care products and services. GVS provides both vision care and hearing care benefits to approximately 80 Health Plans or approximately 12% of GVS's customers. The hearing care services which GVS provides to Health Plans are furnished exclusively by General Hearing Services, Inc. (GHS), a company formed to acquire substantially all of the assets of GVS's former Hearing Aid Division in 1996, at GVS Stores and at certain provider locations. The Company has acquired an option to purchase one-half of GHS and is in negotiations to acquire the remaining shares. In which case GHS will become a wholly owned subsidiary. GVS derives revenues from its hearing-related operations from periodic and transaction-based fees for providing administrative and marketing services to GHS.

Markets

         GVS has developed a strong identification with labor unions and affiliated plans and the New York Area. In part through the efforts of GVS, vision care plans have become a standard fringe benefit included in many collective bargaining contracts in the New York Area. In such instances the labor organizations provide their members with a plan to provide basic vision care and the individual members generally pay surcharges for higher quality frames and lenses.

         GVS currently provides vision care benefits to approximately 530 Health Plans, of which approximately 525 are labor unions and affiliated Health Plans which have a combined eligible membership, including family members, of over 2,000,000 individuals, of which approximately 375,000 are active customers of GVS. In addition, during 1997 GVS entered into agreements to provide vision care benefits to approximately six New York Area HMOs, including Oxford Health Plans, Aetna-US Healthcare and Hospital Insurance Plan of NY (HIP). GVS believes that during the fiscal year ended November 30, 1997, approximately 80% of GVS customers were members of unions or their families.

         GVS's agreements with Health Plans are annually or biannually renewable. Building Services Employees Local 32B-J Health Fund represented approximately 13.0% and 13.5% of GVS's retail sales during the fiscal years ending November 30, 1996 and 1997, respectively. In addition, GVS derived additional revenues from surcharge payments by its participants who purchased eyewear in addition to the basic eyewear package covered by the Health Plans. No other Health Plans account for more than 10% of GVS' revenue for either of such fiscal years. The termination of the relationship with Local 32B-J or with a significant number of Health Plans would have a material adverse effect on GVS.

Vision Care Plans

         GVS has established a One Price vision care program in which Health Plans can offer a benefit to their participants having a predictable usage and cost. Under its agreements with Health Plans, GVS generally provides eligible participants with eyewear and/or an examination at a single price to the Health Plan for the services rendered. GVS has custom-designed programs in which the cost to the Health Plans generally range from $50 to $100 per year per eligible participant. In the basic programs, GVS provides Health Plan participants with an eye examination and a pair of eyeglasses or contact lenses. The charge paid by the Health Plan reflects the range of frames and lenses covered by the Health

Plan's One Price program. These vision care programs are typically provided on a non-exclusive, fee-for-service basis in which GVS is paid, generally within 60 days, after services are rendered to Health Plan members through the GVS Network. Each participant receives a GVS Vision Card or similar identification. Upon verification of eligibility by computer from a GVS database or directly from the Health Plan, the member is entitled to receive an eye examination and the eyewear available under such Health Plan's program at any of the locations. The voucher or record card relating to the transaction is transmitted to the GVS central office and then billed to the Health Plan. The Health Plan then pays GVS for the product and/or service. Where the services are rendered by a Participating Provider, GVS collects the contractually scheduled amount from the Health Plan, retains a portion for its services to the Participating Provider and the GVS Network and remits the balance of the fees to the Participating Provider involved. The member pays GVS or the Participating Providers directly for any eyewear or services not covered by the Health Plan.

         GVS's revenues and profitability may be materially adversely affected by the current trend in the healthcare industry towards cost containment as third-party payers seek to negotiate reduced payment schedules unless GVS is able to offset such payment reductions through cost reductions, increased volume, introduction of new procedures or otherwise, as to which no assurance can be given.

         Health Plans that do not provide insured vision care benefits to their participants can enroll them in a GVS direct pay program at no cost to the Health Plan. Each direct pay program participant is entitled to obtain an array of products and services at a contractually specified discount from GVS's retail prices at GVS Stores and other Participating Providers within the GVS Network.

         Participants may choose to purchase eyewear or services that are not covered by the One Price vision care program negotiated by their insured vision care plan with GVS. Under such circumstances, the participant pays GVS a surcharge equal to the difference between the amount credited by his Health Plan and GVS's retail price. If the participant purchases eyewear at a Participating Provider location, any surcharges are retained by the Participating Provider. During the fiscal year ended November 30, 1997, approximately 50% of GVS's revenue represents payments from Health Plans and approximately 35% represents surcharges for products and services not covered by Health Plans.

         GVS does not currently have any material capitation contracts, under which GVS agrees to provide services to a patient base for a fixed monthly fee and which is not dependent upon the amount of services actually rendered. It is possible that such contracts may not generate sufficient cash flow to a health care provider to cover its costs of performing the services. Management believes that capitation plans are increasingly prevalent in the healthcare field. It is therefore possible that GVS may enter into a significant number of such contracts in the future and no assurance can be given that any such contracts will be profitable to GVS. Such plans also entail greater regulation and there can be no assurance that GVS will satisfy the prerequisites to offer capitation plans and this may have a detrimental effect on its ability to compete successfully.

Retail Optical Operations

         GVS leases and operates 22 retail optical stores in the New York State. Each of GVS's stores has on staff one or more licensed opticians, who sell to and assist customers in the selection and fitting of prescription eyewear and related accessories, one or more licensed optometrists, who perform eye examinations and provide related services, and between two and five sales and reception personnel. Most of the GVS retail stores are located on urban shopping streets. One store is located in a vertical shopping mall and others are located in strip shopping centers. The stores are operated under the General Vision Services names. Although hours vary, based on location and traffic flow, GVS's Stores are generally open from 9 a.m. to 5 p.m., Monday through Saturday, and one evening per week. Four of the GVS Stores are operated pursuant to agreements in which certain individuals certain individuals participate in the profits generated at such locations. With respect to two of such GVS Stores, the individual is an officer and director of GVS.

Vision Care Network

         Approximately 60% of the patients serviced by GVS's Network are serviced at GVS Stores. The remaining patients are serviced by Participating Providers who serve as subcontractors to GVS to deliver the vision care services required by the vision care plans. Each Participating Provider in the GVS Network is an independent owner-operator of a retail optical stores. In New York State most Participating Providers are small chains of retail stores which employ licensed opticians and optometrists to provide the vision care services, whereas in Florida and New Jersey most are independent licensed optometrists and opticians. The Participating Providers may be classified into two categories: panel stores and member stores. The panel stores are operated in substantially the same manner as GVS Stores and have a limited license to use the General Vision Services or General Vision Express names as part of their store identification. Each panel store provider is required to maintain computer links with GVS and to carry a minimum selection of 500 eyeglass frames similar to GVS Stores. Panel stores are allowed to participate in every GVS vision program and may not participate in any other vision care plan. GVS collects from the applicable Health Plans the contractually scheduled amounts relating to the services rendered and remits approximately 70% of the amount collected to the Participating Provider. The balance of such gross billings are retained by GVS as compensation for its billing and marketing services and for administering the GVS Network. The Participating Providers collect and retain all surcharges and are responsible for all costs of delivering products and services to the patients. As of March 31, 1998, GVS had provider contracts with a total of 217 locations. GVS intends to expand the operations of its vision care programs primarily by adding new Participating Providers to the GVS Network retail optical stores.

         Each Participating Provider is required to be licensed to practice in the state where they are located; to offer a full price-range selection of eyewear; to operate during normal business hours; to maintain specified amounts of professional liability insurance and to conform to the practices and policies of the GVS vision care plans. GVS uses a number of criteria to determine the appropriate number of Participating Providers within a geographic area including population, the number of Health Plan members and their visibility and accessibility. Management believes that Participating Providers with a retail optical orientation are more likely to succeed because they are better able to deliver a high level of services at a lower cost, and have a greater selection of higher value frames and lenses, to compensate for the relatively low payments prevalent under the vision care plans.


RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1998 COMPARED WITH NINE MONTHS OF
ENDED MARCH 31, 1997

Net Sales. There were no reported sales for Action during the nine months of fiscal 1998 ended March 31, 1998. Aggregate net sales for the nine months of fiscal 1997 were $5,424. The decline in sales is the result of the sale of the Powerhouse business on October 18, 1996 and the Promotional business on February 12, 1997. No sales were recorded for the Company's GVS subsidiary for period from the closing of the acquisition of the 50.1% interest through the end of March 1998.

Operating Expenses. Operating expenses decreased from $1,470,000 in fiscal 1997 to $1,212 in fiscal 1998. The decrease in costs was primarily the result of the sale of the operating businesses and Action's continuing cost reduction efforts.

Net Interest Expense. The decrease of $381 (85%) in 1998 was due to the payoff of short-term borrowings at the termination of the Company's credit agreement in February 1997. The reported interest expense is net of amounts paid by GVS directly to holders of the Convertible Notes.

Other Income (Expense), Net. The Nine months ended March 31, 1998 included other income of $1,000 consisting of anticipated receipts from the Internal Revenue Service for refunds due. Additionally other income includes $107 in settlement of severance and other income included recovery of sales and use taxes paid in prior years ($671, including interest net of charges in connection with the settlement of an arbitration award to a former sales agent ($175) and other miscellaneous items.

Income (Loss) Before Income Taxes. The improvement of $1,962,000 reflects the discontinuance of the Powerhouse and Promotional businesses and the inclusion of other income described above.

Provision for Income Taxes. No provision for income taxes was provided as net operating loss carryforwards available to offset taxable income and thereby reduce future income taxes payable are approximately $47 million, including losses for financial reporting purposes which have not yet been reported for income tax reporting purposes due to timing differences.

Net Income (Loss). The improvement of $1,962,000 reflects the combined effect of all of the above.


THREE MONTH PERIOD ENDED MARCH 31, 1998 COMPARED WITH THREE MONTH PERIOD ENDED MARCH 31, 1997

Net Sales. There were no reported sales for Action during the three months ended March 31, 1998 and the three months ended March 31, 1997.

Operating Expenses. Operating Expenses in the third quarter of 1998 include $329,000 for professional fees related to the filing of a claim for income tax refunds.

Interest Expenses. The decline in interest expenses is due to the reduction of debt prior to the third quarter of 1998.

Other Income (Expense), Net. The increase in other income is the result of the filing of the claim for income tax refunds.

Income (Loss) Before Income Taxes. The improvement is due primarily to the income tax refund.

Provision for Income Taxes. No provision for income taxes was provided as net operating loss carryforwards available to offset taxable income and thereby reduce future income taxes payable are approximately $47 million, including losses for financial reporting purposes which have not yet been reported for income tax reporting purposes due to timing differences.

Net Income (Loss). The improvement of $732,000 reflects the combined effect of all of the above.

LIQUIDITY AND CAPITAL RESOURCES

The major source of cash during the first nine months of fiscal 1998 was the issuance of additional convertible notes under the private placement financing. The aggregate amount of the private placement financing was $3,900,000, including $2,000,000 issued prior to June 30, 1997. Total net proceeds of the private placement financing were $3,402,000, $2,352,000 of which was loaned to GVS. Operating losses of Action, repayment of accounts payable and other current obligations were the primary uses of cash. GVS used its portion of the private placement financing to fund operating losses, repayment of accounts payable, repayment of debt including debt to shareholders, other current obligations, professional fees and other costs relating to the merger, advertising and promotional expenses, laboratory closing costs, including employee severance obligations, and investments in partly owned affiliates. Working capital at March 31, 1998 was a deficit of $490,000, comparable to deficit working capital of $1,262,000 at June 30, 1997. Action continues to manage the timing of payment of its obligations to deal with this impaired liquidity. GVS is able to fund its current operations from existing working capital and bank lines of credit. Cash and cash equivalents were $109,000 at March 31, 1998, including cash balances of GVS in the amount of $76,000 held, as compared to $582,000 at June 30, 1997. Cash balances fluctuate daily, as they are used to meet operating requirements. Cash balances held by GVS are not available to pay liabilities of Action.

Accounts receivable were $3,690,000 as of March 31, 1998 including $3,005,000 resulting from GVS operations. This amount is increased from $232,000 at June 30, 1997 and $937,000 at March 31, 1997. Receivables at March 31, 1997 represent settlements of prior business and were collected during the fiscal year ended June 30, 1997. No sales have been made since January 1997. Receivables at March 31, 1998 include income tax refunds due income taxes paid during prior periods. The increase in receivables is the result of the GVS receivables and the tax refund receivable.

Remaining Promotional inventories were sold in the foreclosure sale to Mazel in February of 1997. Inventories on hand had been $1.1 million at March 31, 1996, decreased from $2.5 million at September 30, 1996 as a result of the sale of the Powerhouse inventories to Mazel.

Aggregate borrowings decreased from $1,031,000 at March 31, 1996 to $615,000 at June 30, 1997. This was the result of the payoff in February 1997 of Action's short-term borrowings under its credit agreement in connection with the foreclosure sale of inventories by Foothill. Borrowings were repaid with cash generated from the sale of inventories and collection of receivables, net of cash used to fund operating losses incurred. As of March 31, 1998, aggregate borrowings consisted of $115,000 remaining outstanding under the Company's 9% Convertible Debentures due April 1, 1998 and $3,900,000 in 10% Convertible Notes issued in June, July and August, 1997 and March 1998. The Company defaulted on the outstanding Convertible Debentures on April 1, 1998. The defaulted debentures have been purchased by members of Action management and Board of Directors and have been tendered to the Company in exchange for 262,857 shares of Action common stock.

Action did not meet the requirements under the restrictive covenants of its credit agreement with Foothill as of June 30, 1996, September 30, 1996 and March 31, 1996. Foothill waived the non-compliance with the covenants, and continued to provide Action with advances within the borrowing formula and other limitations, with the understanding that the sale to Mazel would provide funds to pay off the financing. Foothill's remedies under such a default included the right to demand repayment of the outstanding loan and interest due, which was done in February of 1997, as a result of the delays in completing the sale to Mazel.

In connection with the foreclosure sale by Foothill, Action's credit agreement was terminated as of February 12, 1997.

Action has negotiated the settlement of certain long-term severance obligations to satisfy those obligations, in part, by utilizing a partial interest in a long-term note receivable due to Action as a result of the sale/leaseback of its headquarters facility several years ago. The note receivable is valued in the accompanying balance sheet at the amount of those obligations that the partial interest in the note receivable will offset by agreement. The remainder of the note receivable has been offset by a valuation allowance.

Action defaulted on its 9% Convertible Subordinated Debentures due April 1, 1998 and the entire sum is now due and owing. Members of the Board of Directors and managers of both GVS and Action purchased the defaulted Debentures from the Trustee in order to avoid legal action and a potential bankruptcy filing. The new holders have agreed to convert their debenture into 262,857 shares of Action common stock.

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

For the longer term, if Action is to benefit from the use of its tax net operating losses it must improve its liquidity through its own operations or the operations of GVS in the merger. Unless the merger or an alternate transaction is completed shortly, there can be no assurance that Action's capital resources will be sufficient to meet its operating needs, in which case material adverse consequences may result. Such consequences would most likely involve liquidation of Action and the loss of its interest in GVS.

On May 14, 1998 The Board of Directors approved a private placement of a maximum 150,000 Units consisting of two shares of Action common stock and one common stock purchase warrant exercisable at $.50 per share. The proceeds of this placement are to be used principally to pay past due interest on the Convertible Notes. Certain members of management and the Board of Directors of Action have individually subscribed to purchase 120,000 of such Units. The aggregate net proceeds for the sale of the Units subscribed for will be $105,000.

 Action made no capital expenditures in fiscal 1998 or 1997. Action is not planning any capital expenditures prior to the merger.


               SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This 1O-Q, press releases issued by the Company and certain information provided periodically in writing and orally by the Company's designated officers and agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words expect, '1believe, goal, plan, 1'intend, estimate, and similar expressions and variations thereof used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this l0-Q, particularly Management 5 Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, (i) the financial prospects of the Company; (ii) potential acquisitions by the Company and the successful integration of both future acquisitions new businesses; (iii) the Company's financing plans (iv) the Company's growth strategy and operating strategy; and (v) the Company's future plans and projections. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such material differences include, among others, the following: (i) the Company's ability to avoid future operating and net losses, (ii) any material inability of the Company to successfully integrate and profitably operate its GVS subsidiary,
(iii) any material inability of the Company to identify consummate and integrate suitable acquisitions in conjunction with its growth strategy, (iv) any material inability of the Company to acquire sufficient capital and financing to fund its growth strategy, (v) any material inability of the Company to expand its managed care business, renew existing managed care contracts and maintain and expand its Provider Network, (vi) any material inability to negotiate managed vision and hearing care contracts with HMOs,

(vii) any material inability of the Company to successfully and profitably operate its vision care business, (viii) any material managed practices' inability to operate profitably, (ix) any changes in state and/or federal governmental regulations which could materially effect the Company's ability to operate or materially effect the Company's profitability, (x) any inability of the Company to maintain or obtain required material licensure in the states in which it operates and in the states in which it may seek to operate in the future, (xi) any material inability of the Company to successfully obtain public and private debt and investment capital to expand its operations, (xii) any material inability of the Company to meet its debt financing covenants, restrictions or commitments, including its obligations under the GVS note,
(xiii) any future reductions in the average price earnings multiple within the Company's industry sector, (xiv) any increased competition in its acquisition of businesses or in connection with its business and (xv) fluctuations in the market price of the Company's common stock due to financial results or announcements by the Company of material events effecting its business. Any such factors could have a material adverse effect on the Company's results of operations or financial condition. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this l0-Q or to reflect the occurrence of unanticipated events.


ITEM 2. CHANGES IN SECURITIES

During June, July and August, 1997, the Company issued $3,900,000 principal amount of its 10% Convertible Notes, convertible into a new Class A Preferred Stock upon completion of the merger with General Vision Services, Inc.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the THIRD quarter of fiscal 1998 (quarter ending March 31, 1998).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(a)   Exhibits: None

(b) Reports on Form 8-K:

The Company filed no reports report on Form 8-K during the quarter ended March 31, 1997. The company filed a report on Form 8K on April 4, 1998 announcing its completion of its acquisition of a 50.1% interest in GVS. On May 15, 1998 the company filed its report on Form 8KA.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ACTION INDUSTRIES, INC.
                                                (Registrant)



Date: May 14, 1998                        /s/ William J. Rappaport
                                          --------------------------
                                              William J. Rappaport
                                              President and
                                              Chief Executive Officer


Date: May 14, 1998                       /s/  Harry C. Kleinman
                                         --------------------------
                                              Harry C. Kleinman
                                              Chief Operating Officer
                                              (Principal Financial and
                                              Accounting Officer)